Form 10-Q
period 2020-09-30
Bluescape Opportunities Acquisition Corp.
filed 2020-12-10
CIK 1818089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39666	98-1547348
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

200 Crescent Court, 19th Floor Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 398-2200

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	BOAC.U	The New York Stock Exchange
Class A Ordinary Shares included as part of the units	BOAC	The New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	BOAC WS	The New York Stock Exchange

As of December 10, 2020, 60,750,000 Class A ordinary shares, par value $0.0001 per share, and 15,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

CONDENSED BALANCE SHEET

(Unaudited)

September 30, 2020
Assets:
Current assets:
Prepaid expenses	$4,768
Total current assets	4,768
Deferred offering costs associated with initial public offering	683,873
Total Assets	$688,641

Liabilities and Shareholder’s Equity (Deficit):
Current liabilities:
Accrued offering costs	442,684
Note payable - related party	244,081
Total current liabilities	686,765

Commitments and Contingencies

Shareholder’s Equity (Deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 16,531,250 shares issued and outstanding(1)(2)	1,653
Additional paid-in capital	23,347
Accumulated deficit	(23,124)
Total shareholder’s equity (deficit)	1,876
Total Liabilities and Shareholder’s Equity (Deficit)	$688,641

(1)	Includes up to 2,156,250 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full (see Note 5).
(2)	Share amount has been retroactively restated to give effect to the share surrender of 3,593,750 shares on October 23, 2020 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 9, 2020 (INCEPTION) THROUGH SPETMEBER 30, 2020

(Unaudited)

Formation costs and expenses	$23,124
Net loss	$(23,124)

Weighted average shares outstanding, basic and diluted(1)(2)	14,375,000

Basic and diluted net loss per share	$(0.00)

(1)	Excludes an aggregate of up to 2,156,250 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full (see Note 5).
(2)	Share amount has been retroactively restated to give effect to the share surrender of 3,593,750 shares on October 23, 2020 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD FROM JULY 9, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

	Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of July 9, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor at approximately $0.0001 per share(1)(2)	16,531,250	1,653	23,347	—	25,000

Net loss	—	—	—	(23,124)	(23,124)

Balance as of September 30, 2020	16,531,250	$1,653	$23,347	$(23,124)	$1,876

(1)	Includes up to 2,156,250 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full (see Note 5).
(2)	Share amount has been retroactively restated to give effect to the share surrender of 3,593,750 shares on October 23, 2020 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

 CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 9, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(23,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(4,768)
Net cash used in operating activities	(27,892)

Cash Flows From Financing Activities
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from promissory note – related party	244,081
Payment of offering costs	(241,189)
Net Cash provided By Financing Activities	27,892

Net change in cash	-

Cash - beginning of the period	-
Cash - end of the period	$-

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$442,684
Deferred offering costs included in note payable	241,189

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Note 1 — Description of Organization and Business Operations

Organization and General

Bluescape Opportunities Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on July 9, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from July 9, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (the “Public Offering”) further described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the net cash proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Public Offering became effective on October 27, 2020. On October 30, 2020, the Company consummated the Public Offering of 57,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $575,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 13,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Bluescape Sponsor LLC (the “Sponsor”) and an investment fund managed by Zimmer Partners, LP (“Zimmer Entity”), generating gross proceeds of $13,500,000, which is described in Note 4.

Transaction costs amounted to $32,579,795, consisting of $11,500,000 of underwriting fees, $20,125,000 of deferred underwriting fees and $954,795 of other offering costs. In addition, at October 30, 2020, cash of $1,653,833 was held outside of the Trust Account (as defined below) and is available for the payment of offering expenses and for working capital purposes.

Subsequently, on November 12, 2020, the Company consummated the closing of the sale of 3,250,000 additional units at a price of $10.00 per unit upon receiving notice of the underwriters’ election to partially exercise their over-allotment option, generating additional gross proceeds of $32,500,000 to the Company. Each unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share. Simultaneously with the exercise of the over-allotment option, the Company consummated the private placement of an additional 650,000 warrants, at a purchase price of $1.00 per private placement warrant, to Bluescape Sponsor LLC and an investment fund managed by Zimmer Partners, LP, generating gross proceeds of $650,000. Transaction costs amounted to $1,787,500, consisting of $650,000 in cash underwriting fees and $1,137,500 of additional underwriting fees, which have been deferred until the completion of the Company’s Business Combination. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting in 15,187,500 Founder Shares outstanding.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Trust Account and Initial Business Combination

Following the closing of the Initial Public Offering on October 30, 2020 and the subsequent exercise of the underwriters’ over-allotment exercise, an amount of $607,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants, was placed in a segregated trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company's shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an initial Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully and the Company must complete an initial Business Combination with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting discounts and commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

Other than the withdrawal of interest to pay franchise and income taxes (less up to $100,000 to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the initial Business Combination, (ii) the redemption of public shares if the Company has not consummated an initial Business Combination within 24 months from the closing of this offering, subject to applicable law, or (iii) the redemption of public shares properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of public shares if the Company does not complete the initial Business Combination within 24 months from the closing of this offering or (B) with respect to any other provision relating to the rights of holders of Class A ordinary shares. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company.

The Company, after signing a definitive agreement for an initial Business Combination, will either (i) seek shareholder approval of the initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the initial Business Combination, for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes, or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest not previously released to the Company to pay income taxes. The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The decision as to whether the Company will seek shareholder approval of the initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under NYSE rules. If the Company seeks shareholder approval, it will complete its initial Business Combination only if a majority of the outstanding shares of ordinary shares voted are voted in favor of the initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related initial Business Combination, and instead may search for an alternate initial Business Combination. If a shareholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and its permitted transferees will agree to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Company will have until October 30, 2022 (the “Combination Window”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if the Company fails to consummate a Business Combination within the Combination Window (as defined below) and (c) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their shares in conjunction with any such amendment. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A ordinary shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the prescribed time period.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Offering price of $10.00 per Unit.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) the amount per Public Share held in the Trust Account as of the liquidation of the Trust Account, if less than $10.00 per Public Shares due to reductions in the value of the trust will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statement of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Proposed Public Offering. Offering costs amounting to $954,795 were charged to shareholder’s equity upon the completion of the Initial Public Offering (see Note 1). As of September 30, 2020, there were $683,873 of deferred offering costs recorded in the accompanying condensed balance sheet.

Net Loss Per Share of Ordinary Shares

Net loss per share of common share is computed by dividing net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 2,625,000 of ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). As of September 30, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares. As a result, diluted loss per share is the same as basic loss per ordinary shares for the period.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company as is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards update, if currently adopted, would have a material effect on the Company’s financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Note 3 - Public Offering

Pursuant to the Public Offering, the Company sold 57,500,000 units at a price of $10.00 per unit. Each Unit consists of one Class A ordinary share (the “Ordinary Share”), $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

The Company granted the underwriters a 45-day option to purchase up to 8,625,000 additional Units to cover any over-allotments at the initial public offering price less the underwriting discounts and commissions. On November 12, 2020, the Company consummated the closing of the sale of an additional, and final 3,250,000 units at a price of $10.00 per unit upon receiving notice of the underwriters’ election to partially exercise their over-allotment option, generating additional gross proceeds of $32,500,000 to the Company. Each Unit consists of one Ordinary Share and one-half of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Ordinary Share at a price of $11.50 per share.

The Company paid an underwriting discount to the underwriters at the closing of the Public Offering, a portion of which will be deferred and payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination.

Note 4 - Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Zimmer Entity purchased, severally and not jointly, 13,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $13,500,000.

On November 12, 2020, simultaneously with the exercise of the over-allotment option, the Sponsor and the Zimmer Entity purchased, severally and not jointly, 650,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $650,000.

Each Private Placement Warrant is exercisable to purchase one share of Class A ordinary shares at a price of $11.50 per share. There are no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants. The Private Placement Warrants are exercisable on a cashless basis and are non-redeemable (except as described under Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $10.00) so long as they are held by the initial purchasers or their permitted transferees. The Sponsor, Zimmer Entity, and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Business Combination.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Note 5 - Related Party Transactions

Founder Shares

On July 13, 2020, the Sponsor purchased 20,125,000 shares of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.0001 per share. On October 23, 2020, the Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7.

In connection with the issuance of the Founder Shares, the Sponsor has paid third parties directly for costs associated with formation of the Company and issuance of the Founder Shares. The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or similar transaction after a Business Combination that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-division, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, the Founder Shares will be released from the lockup.

Promissory Note – Related Party

On July 13, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to an unsecured promissory note (the “Promissory Note”). This Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Public Offering. As of September 30, 2020 there was $244,081 outstanding under the Promissory Note. The outstanding balance under the Note of $298,067 was repaid at the closing of the Initial Public Offering on October 30, 2020.

Administrative Support Agreement

Commencing on the effective date of the Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying such administrative support fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Forward Purchase Agreements

The Company entered into a forward purchase agreement simultaneously with the closing of the Public Offering with the Sponsor providing for the purchase of up to 3,000,000 forward purchase units, and with the Zimmer Entity providing for the purchase of up to 27,000,000 forward purchase units, at a purchase price of $10.00 per unit, in private placements to occur concurrently with the closing of our initial business combination collectively, the (“Forward Purchase Agreements”). The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial business combination, expenses in connection with the initial business combination or for working capital in the post-transaction company.

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans, if any, (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to signed concurrently with the Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the forward purchase agreements, the Company has agreed to use its reasonable best efforts (i) to file within 30 days after the closing of a Business Combination a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than sixty (60) days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the Sponsor, the Zimmer Entity or their respective assignees cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause us to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the forward purchase agreements provide that these holders will have certain “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Underwriting Agreement

The underwriters are entitled to a cash underwriting discount of $0.20 per unit, or $12,150,000 in the aggregate including the partially exercised underwriters’ over-allotment option. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $21,262,500 in the aggregate including the partially exercised underwriters’ over-allotment option. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Note 7 – Shareholder’s Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there were no shares of preferred stock issued or outstanding.

Ordinary Shares

The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2020, there were no shares of Class A ordinary shares issued or outstanding.

The Company is authorized to issue 50,000,000 Founder Shares with a par value of $0.0001 per share. Holders of Founder Shares are entitled to one vote for each share. As of September 30, 2020, there were 20,125,000 shares of Class B ordinary shares issued and outstanding, of which an aggregate of up to 2,625,000 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Proposed Public Offering (assuming the Sponsor does not purchase any Public Shares in the Proposed Public Offering). On October 23, 2020, the Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis. Holders of Founder Shares will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A ordinary shares and Founder Shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

The Founder Shares will automatically convert into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Public Offering and related to the closing of a Business Combination, the ratio at which Founder Shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Founder Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination, (including the Forward Purchase Shares, but not the Forward Purchase Warrants) excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, any private placement equivalent warrants issued, or to be issued, to any seller in a Business Combination. In no event will the Founder Shares convert into Class A ordinary shares at a rate of less than one-to-one.

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The Company will not be obligated to deliver any shares of Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A ordinary shares is available, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

The Company will agree that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A ordinary shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary shares is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its reasonable best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption; and
•	if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Except as set forth below, none of the private placement warrants will be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees.

Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $10.00. Once the warrants become exercisable, the Company may also redeem the Public Warrants subject to the following terms:

•	in whole and not in part;
•	at a price of $0.10 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption;
•	provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares (as defined below) except as otherwise described below;

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

•	if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $10.00 per share, but below $18.00 per share (as adjusted per Anti-Dilution Adjustment), for any 20 trading days within the 30-trading day period ending three trading days before we send the notice of redemption to the warrant holders; and
•	the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

Beginning on the date of the notice of redemption until the warrants are redeemed or exercised, holders may elect to exercise their warrants on a cashless basis. The numbers in the table below represent the number of Class A ordinary shares that a warrant holder will receive upon such cashless exercise in connection with a redemption by the Company pursuant to this redemption feature, based on the “fair market value” of the Company’s Class A ordinary shares on the corresponding redemption date (assuming holders elect to exercise their warrants and such warrants are not redeemed for $0.10 per warrant), determined for these purposes based on volume weighted average price of the Company’s Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants, and the number of months that the corresponding redemption date precedes the expiration date of the warrants, each as set forth in the table below. Holders choosing to exercise their warrants in connection with a redemption pursuant to this feature will, in effect, receive a number of shares for their warrants based on an option pricing model with a fixed volatility input.

As stated above, the Company can redeem the warrants when the Class A ordinary shares are trading at a price starting at $10.00, which is below the exercise price of $11.50, because it will provide the Company certainty with respect to capital structure and cash position while providing warrant holders with the opportunity to exercise their warrants on a cashless basis for the applicable number of shares. If the company elects to redeem the warrants when the Class A ordinary shares are trading at a price below the exercise price of the warrants, this could result in the warrant holders receiving fewer Class A ordinary shares than they would have received if they had chosen to wait to exercise their warrants for Class A ordinary shares if and when such Class A ordinary shares were trading at a price higher than the exercise price of $11.50.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Window and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (i) the Company issues additional Class A ordinary shares or equity-linked securities, excluding the forward purchase securities, for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, of a Business Combination (net of redemptions), and (ii) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price and the “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00” described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable (except as described under “Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 8 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the financial statements were issued. Other than as described in these notes to the financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Bluescape Opportunities Acquisition Corp.,” “our,” “us” or “we” refer to Bluescape Opportunities Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on July 9, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet identified (“Business Combination”). Although we are not limited to a particular industry or geographic region for purposes of consummating a Business Combination, we intend to focus on businesses that have sound fundamentals but that have the opportunity for substantial performance enhancement through a combination of sharpening of strategic focus, more disciplined capital allocation, capital structure improvements, rationalization of cost structure, and enhanced management skillset. Our sponsor is Bluescape Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for our Initial Public Offering was declared effective on October 27, 2020. On October 30, 2020, we consummated our Initial Public Offering of 57,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $32.6 million, inclusive of $31.6 million in deferred underwriting commissions. Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 13,500,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, Bluescape Sponsor LLC, and an investment fund managed by Zimmer Partners LP (“Zimmer Entity”), generating gross proceeds of $13.5 million.

We granted the underwriter a 45-day option to purchase up to an additional 8,625,000 Units at the Initial Public Offering price to cover over-allotments, if any. Subsequently, on November 12, 2020, the Company consummated the closing of the sale of 3,250,000 additional units at a price of $10.00 per unit upon receiving notice of the underwriters’ election to partially exercise their over-allotment option (the “Over-Allotment Option”), generating additional gross proceeds of $32.5 million to the Company. Simultaneously with the exercise of the over-allotment option, the Company consummated the private placement of an additional 650,000 warrants, at a purchase price of $1.00 per private placement warrant, to Bluescape Sponsor LLC and the Zimmer Entity, generating gross proceeds of approximately $0.7 million. Incremental transaction costs related to the exercise of the over-allotment amounted to approximately $1.8 million, consisting of $0.7 million in incremental cash underwriting fees and $1.1 million of additional underwriting fees, which have been deferred until the completion of the Company’s Business Combination.

Upon the closing of the Initial Public Offering and the Private Placement, $575.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (the “Trust Account”). Upon closing of the underwriters’ Over-Allotment Option, an incremental $32.5 million of net proceeds were also placed in the trust account resulting in $607.5 million of aggregate proceeds. The Trust Account is located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

We also entered into a forward purchase agreement simultaneously with the closing of the Public Offering with the Sponsor providing for the purchase of up to 3,000,000 forward purchase units, and with the Zimmer Entity providing for the purchase of up to 27,000,000 forward purchase units, at a purchase price of $10.00 per unit, in private placements to occur concurrently with the closing of our initial business combination collectively, the (“Forward Purchase Agreements”). The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial business combination, expenses in connection with the initial business combination or for working capital in the post-transaction company.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 30, 2022 (the “Combination Window”), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity from July 9, 2020 (inception) through September 30, 2020, was in preparation for our Initial Public Offering, and since such offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the period from July 9, 2020 (inception) through September 30, 2020, we had net loss of approximately $23,124, which consisted solely of general and administrative expenses.

Liquidity

As of September 30, 2020, we had no cash and a working capital deficit of approximately $681,997.

Our liquidity needs up to September 30, 2020 have been satisfied through a $25,000 contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and the advancement of funds by our Sponsor of $244,081 under the Promissory Note to us to cover for offering costs in connection with the Initial Public Offering. Subsequent to September 30, 2020, we borrowed an additional amount of $53,986, for a total amount of approximately $298,067 under the Promissory Note. We fully repaid the Note on October 30, 2020. Subsequent to the consummation of the Initial Public Offering and the Private Placement Warrants, our liquidity has been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account of approximately $2.0 million. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Other Contractual Obligations

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Class A ordinary shares) pursuant to a registration and shareholder rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the forward purchase agreements, we have agreed to use reasonable best efforts (i) to file within 30 days after the closing of a Business Combination a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than sixty (60) days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the Sponsor, the Zimmer Entity or their respective assignees cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause us to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the forward purchase agreements provide that these holders will have certain “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per unit, or $11.5 million in the aggregate paid upon the closing of the Initial Public Offering and an incremental $0.7 million paid upon the Over-Allotment Option exercise (for an aggregate of approximately $12.2 million). In addition, $0.35 per unit, or $21.3 million in the aggregate will be payable to the underwriter for deferred underwriting commissions (inclusive of approximately $1.1 million of incremental deferred commissions related to the Over-Allotment Exercise). The deferred underwriting commissions will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Administrative Support Agreement

We entered into an agreement, commencing on October 30, 2020 through the earlier of our consummation of a Business Combination and our liquidation, to reimburse our Sponsor a total of $10,000 per month for office space, secretarial and administrative services.

Risk and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. The Company’s ability to consummate an Initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in the Form 8-K and the final prospectus filed by us with the SEC on November 5, 2020 and October 27, 2020, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on October 27, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On July 13, 2020, the Sponsor paid $25,000, or approximately $0.0001 per share, in consideration of 20,125,000 Class B ordinary shares, par value $0.0001 per share. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On October 30, 2020, the Sponsor and the Zimmer Entity purchased 13,500,000 Private Placement Warrants, each exercisable to purchase one ordinary share at $11.50 per share, at a price of $1.00 per warrant ($13,500,000 in the aggregate), in a private placement that closed simultaneously with the closing of the Initial Public Offering. Subsequently, on November 12, 2020, the Sponsor and the Zimmer Entity purchased an incremental 650,000 Private Placement Warrants, each exercisable to purchase one ordinary share at $11.50 per share, at a price of $1.00 per warrant ($650,000 in the aggregate), in a private placement that closed simultaneously with the Over-Allotment Option exercise. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

In connection with the Initial Public Offering and Over-Allotment Option exercise, we incurred offering costs of approximately $34.4 million (including deferred underwriting commissions of approximately $21.3 million). Other incurred offering costs consisted principally preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $607.5 million of the net proceeds from our Initial Public Offering, the Over-Allotment Option exercise, and certain of the proceeds from the private placements of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering, the Over-Allotment Option exercise, and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* **	Filed herewith. Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: December 10, 2020	By:	/s/ C. John Wilder
	Name:	C. John Wilder
	Title:	Chief Executive Officer

Date: December 10, 2020	By:	/s/ Lillian Meyer
	Name:	Lillian Meyer
	Title:	Chief Financial Officer

