Form 10-K/A
period 2020-12-31
Bluescape Opportunities Acquisition Corp.
filed 2021-05-25
CIK 1818089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The registrant’s units began trading on the New York Stock Exchange (“NYSE”) on October 27, 2020 and the registrant’s Class A ordinary shares, par value $0.0001, and warrants began separate trading on December 18, 2020.; The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on December 31 2020, as reported on the NYSE, was $630,585,000

As of April 8, 2021, 60,750,000 Class A ordinary shares, par value $0.0001 per share, and 15,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

Bluescape Opportunities Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2020 and for the period from July 9, 2020 (inception) through December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 8, 2021 (the “Original 10-K”).

Background of Restatement

On May 24, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm (the “Independent Accountants”), the Company’s management and the audit committee of the Company’s Board of Directors (the “Audit Committee”) concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from July 9, 2020 (inception) to December 31, 2020 (the “Relevant Period”), which were included in the Original 10-K. Considering such restatement, the Company concluded that such audited financial statements should no longer be relied upon. This Amendment includes the restated audited financial statements for the Relevant Period including certain restated items on the previously issued balance sheet dated as of October 30, 2020, the date that the IPO closed that were previously reported on a Current Report on Form 8-K filed with the SEC on November 5, 2020 (the “IPO Closing 8-K”).

The restatement primarily related to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 30,375,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and the subsequent underwriters’ exercise of the over-allotment option and (ii) the 14,150,000 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO and upon the subsequent exercise of the underwriters’ over-allotment option (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment: (i) certain restated items on the previously issued balance sheet dated as of October 30, 2020, the date that the IPO closed, as adjusted by the later exercise of the underwriters’ over-allotment option, that were previously reported on a Current Report on Form 8-K filed with the SEC on November 12, 2020 (the “IPO Closing 8-K”), and (ii) restated financial statements as of December 31, 2020 and for the period from July 9, 2020 (inception) through December 31, 2020 that were previously reported on the Original 10-K, to restate the following non-cash items:

•	understatement of liabilities and overstatement of temporary equity by approximately $53.5 million and $89.1 million as of October 30, 2020 and December 31, 2020, respectively;

•	understatement of additional paid-in capital and accumulated deficit by approximately $40.5 million as of December 31, 2020;

•

understatement of net loss by approximately $40.5 million for the period from July 9, 2020 through December 31, 2020 related to recognition of the warrant liability, offering costs associated with the warrants, and stock compensation expense related to the private placement warrants; and

•	understatement of basic and diluted net loss per non-redeemable ordinary share of $(2.32) for the period from July 9, 2020 through December 31, 2020.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

See Note 2 to the Notes to Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

In connection with the restatement, the company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment and in light of the SEC Staff Statement, the company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the company’s warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Amendment.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; and (v) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

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

Although we have no current commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 30,375,000 Public Warrants and our 14,150,000 Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

In connection with the restatement, we reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment and in light of the SEC Staff Statement, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the company’s warrants as components of equity instead of as derivative liabilities.  We plan to enhance our processes and controls to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

Results of Operations

Our entire activity from July 9, 2020 (inception) through December 31, 2020 related to our formation and execution of our Initial Public Offering, which was consummated on October 27, 2020. Since such offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination. However, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the period from July 9, 2020 (inception) through December 31, 2020, we had a net loss of $40,585,602, which consisted of $102,519 in investment income from the Trust Account, offset by $171,497 in combined formation and general and administrative costs, $2,006,624 of offering costs, $2,921,000 of stock compensation expense related to the private placement warrants, and a non-cash loss from the change in fair value of warrant liabilities of $35,589,000.

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

Private Placement Warrants

Simultaneous with the closing of our Initial Public Offering, we consummated the Private Placement of 13,500,000 warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor and an investment fund managed by Zimmer Partners LP. Subsequently, on November 12, 2020, the Company received notice of the underwriters’ election to partially exercise the Over-Allotment option and we consummated the private placement of an additional 650,000 warrants, at a purchase price of $1.00 per private placement warrant, to our Sponsor and the Zimmer Entity for an aggregate of 14,150,000 warrants. Each whole Private Placement Warrant is exercisable for one whole share of our Class A ordinary shares at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Initial Business Combination is not completed by October 27, 2022, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

All of the 60,750,000 Public Shares contain a redemption feature which allows for the redemption of Class A ordinary shares under our liquidation or tender offer/shareholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within our control require the security to be classified outside of Shareholders’ equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although we have not specified a maximum redemption threshold, our amended and restated certificate of incorporation provides that in no event will we redeem its Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001.

We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A ordinary shares shall be affected by charges against additional paid-in capital.

Accordingly, at December 31, 2020, 58,340,383 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the equity section of our balance sheet.

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Derivative Instruments as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, as required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). On April 8, 2021, we filed the Original Filing. At that time, our Chief Executive Officer and our Chief Financial Officer had performed an evaluation and concluded that our internal control over financial reporting was effective as of that date, December 31, 2020. Subsequent to performing that evaluation, the SEC published the SEC Warrant Accounting Statement, which resulted in our reconsideration of the accounting treatment of our Derivative Instruments and the restatement of our financial statements described in the Amendment. As part of the restatement, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness in our internal control over financial reporting related solely to our accounting for warrants. Notwithstanding this material weakness, management has concluded that our audited financial statements included in the Amendment are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

To respond to this material weakness, we have retained and may seek additional outside professional resources in connection with the evaluation of accounting standards that apply to our financial statements. The benefits of these measures can only be realized over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

The Amendment does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Greg Gordon oversees North American utilities research for Zimmer Partners, LP (“Zimmer”). Prior to joining Zimmer in 2020, Mr. Gordon spent 25 years as a securities analyst covering U.S. utility and power companies. Most recently, Mr. Gordon spent 8 1/2 years as Senior Managing Director and Head of Power and Utilities Research at Evercore ISI, where Mr. Gordon's team ranked number 3 in the Institutional Investor All America Research Team for Power and Utilities research (the “II Poll”) in 2019 and had been highly ranked in the II Poll since 2004. Prior to joining Evercore ISI, Mr. Gordon led the Power and Utilities research effort at Morgan Stanley after spending almost 7 years at Citigroup, also building their coverage of Power and Utilities. Prior to Citigroup, Mr. Gordon covered the power industry at Goldman Sachs and CIBC World Markets, Inc. Additionally, he worked at Regulatory Research Associates, where he analyzed regulatory issues and developments in the electric, gas, and telecommunications industries. Mr. Gordon graduated from Drew University with a B.A. in Economics and is a Chartered Financial Analyst.

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Bluescape Opportunities Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Bluescape Opportunities Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for each of the period from July 9, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the period from July 9, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from July 9, 2020 (inception) through December 31, 2020, have been restated.

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

Portland, ME

April 8, 2021, except for the effects of the restatement discussed in Note 2 as to which the date is May 24, 2021.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

BALANCE SHEET

(As Restated)

December 31, 2020
Assets:
Current assets:
Cash	$2,687,399
Prepaid expenses	310,857
Total current assets	2,998,256
Investments held in Trust Account	607,602,520
Total Assets	$610,600,776

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$835,989
Total current liabilities	835,989
Deferred underwriting commissions	21,262,500
Warrant liabilities	89,050,000
Total liabilities	111,148,489

Commitments and Contingencies
Class A ordinary shares $0.0001 par value, subject to possible redemption; 49,445,228 shares at redemption value	494,452,284

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 11,304,772 issued and outstanding (excluding 49,445,228 shares subject to possible redemption)	1,130
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,187,500 shares issued and outstanding	1,519
Additional paid-in capital	45,582,956
Accumulated deficit	(40,585,602)
Total shareholders’ equity	5,000,003
Total Liabilities and Shareholders’ Equity	$610,600,776

The accompanying notes are an integral part of these financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 9, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(as Restated)

Formation expenses	$25,000
General and administrative expenses	146,497
Loss from operations	(171,497)
Other income (expense): Gain on investments	102,519
Offering costs allocated to warrant liabilities	(2,006,624)
Stock compensation expense – private placement warrants	(2,921,000)
Change in fair value of warrant liabilities	(35,589,000)
Net loss	$(40,585,602)
Weighted average ordinary shares subject to possible redemption outstanding	52,287,200
Basic and diluted net income per ordinary share subject to possible redemption	$0.00
Weighted average non-redeemable ordinary shares outstanding	17,429,129
Basic and diluted net loss per non-redeemable ordinary share	$(2.33)

The accompanying notes are an integral part of these financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 9, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(as Restated)

	Ordinary Shares
	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of July 9, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	16,531,250	1,653	23,347	—	25,000
Sale of 60,750,000 Units in Initial Public Offering, net	60,750,000	6,075	—	—	571,103,925	—	571,110,000
Ordinary shares subject to possible redemption	(49,445,228)	(4,945)	—	—	(494,447,205)	—	(494,452,150)
Underwriters’ discount and offering costs	—	—	—	—	(31,097,111)	—	(31,097,111)
Forfeiture of Founder Shares	—	—	(1,343,750)	(134)		—	(134)
Net loss	—	—	—	—	—	(40,585,602)	(40,585,602)
Balance as of December 31, 2020	11,304,772	$1,130	15,187,500	$1,519	$45,582,956	$(40,585,602)	$$5,000,003

(1)	Share amount has been retroactively restated to give effect to share surrenders of 3,593,750 shares (Note 6).

The accompanying notes are an integral part of these financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 9, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(as Restated)

Cash Flows from Operating Activities:
Net loss	$(40,585,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investment	(102,519)
Change in fair value of warrant liabilities	35,589,000
Stock compensation expense – private placement warrants	2,921,000
Offering costs allocated to warrant liabilities	2,006,624
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	400,988
Prepaid expenses	(310,857)
Net cash used in operating activities	(81,366)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(607,500,000)
Net cash used in operating activities	(607,500,000)

Cash Flows From Financing Activities
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds received from initial public offering	607,500,000
Proceeds from promissory note – related party	298,067
Proceeds received from private placement	14,150,000
Repayment of promissory note – related party	(298,067)
Payment of offering costs	(11,406,235)
Net Cash provided By Financing Activities	610,268,765

Net change in cash	2,687,399

Cash - beginning of the period	—
Cash - end of the period	$2,687,399

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable and accrued expenses and charged to additional paid in capital	435,001
Deferred offering costs included in note payable	295,175
Deferred underwriting commissions charged to additional paid-in capital in connection with the initial public offering	21,262,500
Initial value of Class A ordinary shares subject to possible redemption	528,808,811
Change in value of Class A ordinary shares subject to possible redemption	(34,356,527)
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	53,461,000

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

On July 13, 2020, Bluescape Sponsor LLC (the “Sponsor”) purchased 20,125,000 shares of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000. On October 23, 2020, the Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding as of December 31, 2020. The 15,187,500 Founder Shares outstanding will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8.

The registration statement for the Company’s Public Offering became effective on October 27, 2020. On October 30, 2020, the Company consummated the Initial Public Offering of 57,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $575,000,000. Subsequently, on November 12, 2020, the Company consummated the closing of the sale of 3,250,000 additional units at a price of $10.00 per unit upon receiving notice of the underwriters’ election to partially exercise the Over-Allotment option, generating additional gross proceeds of $32,500,000 to the Company and resulting in an aggregate of 60,750,000 outstanding Units (Note 4). Each unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 13,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor and an investment fund managed by Zimmer Partners, LP (“Zimmer Entity”), generating gross proceeds of $13,500,000. In connection with the November 12, 2020 exercise of the underwriters’ Over-Allotment option, the Company consummated the private placement of an additional 650,000 warrants, at a purchase price of $1.00 per private placement warrant, to Bluescape Sponsor LLC and an investment fund managed by Zimmer Partners, LP, generating gross proceeds of $650,000 and resulting in an aggregate of 14,150,000 Private Placement Warrants (Note 5).

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

The Company, after signing a definitive agreement for an initial Business Combination, will either (i) seek shareholder approval of the initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the initial Business Combination, for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes, or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest not previously released to the Company to pay income taxes. The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The decision as to whether the Company will seek shareholder approval of the initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under NYSE rules. If the Company seeks shareholder approval, it will complete its initial Business Combination only if a majority of the outstanding shares of ordinary shares voted are voted in favor of the initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related initial Business Combination, and instead may search for an alternate initial Business Combination. If a shareholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and its permitted transferees will agree to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Offering price of $10.00 per Unit.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Note 2 - Restatement of Previously Issued Financial Statements

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement, dated as of October 27, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 30,375,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 14,150,000 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”, which are discussed in Note 4, Note 5, and Note 9). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

After consultation with the Company’s independent registered public accounting firm, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from July 9, 2020 (inception) through December 31, 2020, as previously reported in its Form 10-K. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of October 30, 2020
Warrant liabilities	$—	$50,412,500	$50,412,500
Total liabilities	21,038,746	50,412,000	71,451,246
Class A ordinary shares subject to possible redemption	550,907,311	(50,412,500)	500,494,811
Class A ordinary shares	241	504	745
Additional paid-in capital	5,036,123	4,637,982	9,674,197
Accumulated deficit	(37,892)	(4,638,486)	(4,676,378)

Balance Sheet as of December 31, 2020
Warrant liabilities	$—	$89,050,000	$89,050,000
Total liabilities	22,098,489	89,050,000	111,148,489
Class A ordinary shares subject to possible redemption	583,502,284	(89,050,000)	494,452,284
Class A ordinary shares	240	891	1,131
Additional paid-in capital	5,067,222	40,515,733	45,582,955
Accumulated deficit	(68,978)	(40,516,624)	(40,585,602)

Statement of Operations for the Period From July 9, 2020 (Inception) through December 31, 2020
Change in fair value of warrant liabilities	$—	$(35,589,000)	$(35,589,000)
Stock compensation expense – private placement warrants	—	(2,921,000)	(2,921,000)
Offering costs		(2,006,624)	(2,006,624)
Net loss	(68,978)	(40,516,624)	(40,585,602)
Weighted average ordinary shares subject to possible redemption	57,571,209	(5,284,009)	52,287,200
Weighted average non-redeemable ordinary shares outstanding	16,661,914	767,215	17,429,129
Basic and diluted net loss per non-redeemable ordinary share	$(0.01)	$(2.32)	$(2.33)

Statement of Cash Flows for the Period From July 9, 2020 (Inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(68,978)	$(40,516,624)	$(40,585,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	—	35,589,000	35,589,000
Stock compensation expense – private placement warrants		2,921,000	2,921,000
Offering costs	—	2,006,624	2,006,624
Non-Cash Investing and Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	582,269,811	(53,461,000)	528,808,811
Change in value of Class A ordinary shares subject to possible redemption	1,232,473	(35,589,000)	(34,356,527)
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	$—	$53,461,000	$53,461,000

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 3 - Summary of Significant Accounting Policies

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash and cash equivalents as of December 31, 2020.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist of costs incurred in connection with formation and preparation for the Initial Public Offering. Other than the amounts allocable to the warrants, these costs, together with the underwriting discount, were charged to shareholder’s equity (additional paid-in capital) upon the completion of the Initial Public Offering and subsequent underwriters’ over-allotment exercise (see Note 1). Since the Class A Shares and Public Warrants constitute separate units of accounting, a ratable amount of offering costs were allocated to the warrants and included as expense in Offering costs allocated to warrant liabilities in the Company’s statement of operations.

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Fair Value Measurements

Fair value is defined, under FASB ASC 820, “Fair Value Measurements and Disclosures,” as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Under this guidance, shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity.

The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As discussed in Note 1, all of the 60,750,000 Public Shares contain a redemption feature which allows for the redemption of Class A ordinary shares under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of Shareholders’ equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A ordinary shares are recorded as charges against additional paid-in capital.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Components of Equity

Upon the IPO, the Company issued Class A ordinary shares and Warrants. The Company allocated the proceeds received from the issuance using the with-and-without method. Under that method, the Company first allocated the proceeds to the Warrants based on their initial fair value measurement of $53,461,000 and then allocated the remaining proceeds, net of underwriting discounts and offering costs of $33,103,735, to the Class A ordinary shares. A portion of the 60,750,000 Class A ordinary shares are presented within temporary equity, as certain shares are subject to redemption upon the occurrence of events not solely within the Company’s control.

At December 31, 2020, 49,445,228 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity on the Company’s balance sheet.

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

Note 4 - Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 57,500,000 units at a price of $10.00 per unit. Each Unit consists of one Class A ordinary share (the “Ordinary Share”), $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 5 - Private Placement

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

Note 6 - Related Party Transactions

Founder Shares

On July 13, 2020, the Sponsor purchased 20,125,000 shares of the Company’s Class B ordinary shares for an aggregate price of $25,000. On October 23, 2020, the Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. Subsequently, as a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding. The 15,187,500 Founder Shares outstanding will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 9.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Forward Purchase Agreements

The Company entered into a forward purchase agreement simultaneously with the closing of the Public Offering with the Sponsor providing for the purchase of up to 3,000,000 forward purchase units, and with the Zimmer Entity providing for the purchase of up to 27,000,000 forward purchase units, at a purchase price of $10.00 per unit, in private placements to occur concurrently with the closing of our initial business combination collectively, the (“Forward Purchase Agreements”). If requested by the Company, the proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial business combination, expenses in connection with the initial business combination or for working capital in the post-transaction company.

The number of Forward Purchase Securities to be issued and sold by the Company and purchased by the Purchaser hereunder shall be determined upon formal request to the Forward Purchase providers. In no event less than ten (10) Business Days prior to the Company’s entry into a definitive business combination agreement, the Company shall provide the Forward Purchasers with a notice requesting Forward Purchaser to purchase the maximum units under the Forward Purchase Agreements. Within five (5) Business Days after receipt of the notice, the Purchaser shall provide the Company with their decision as to the number of units they wish to purchase. At least two (2) Business Days before the business combination closing, the Company shall provide the Purchaser with an updated notice. including its determination, based on the actual number of Public Shares (as defined below) validly submitted for redemption or other changes in the cash requirements, of the number of Forward Purchase Securities that it desires the Purchaser to purchase pursuant to this Agreement.

The request for the Forward Purchase Agreement funding is initiated by the Company entirely at its option. There is no binding funding obligation between the parties at the inception of the Forward Purchase Agreement. The Forward Purchasers have the option not to respond to the request to fund, or respond with an indication of no intent to fund.

Note 7 - Commitments and Contingencies

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Note 8 – Shareholders’ Equity

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

Note 9 – Warrants

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Note 10 – Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the initial Public Offering and Private Placement in the calculation of diluted net income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for ordinary shares subject to possible redemption, is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares, is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares include Founder Shares and non-redeemable Class A shares as these shares have limited redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on Class A non-redeemable ordinary share’s proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

Ordinary shares subject to possible redemption	2020
Numerator: Earnings allocable to ordinary shares subject to possible redemption Gain on investment	$83,442
Denominator: Weighted average ordinary shares subject to possible redemption outstanding Basic and diluted weighted average ordinary shares outstanding	52,287,200
Basic and diluted net income per ordinary share, subject to possible redemption	$0.00

Non-redeemable ordinary shares
Numerator: Earnings allocable to non-redeemable ordinary shares
Net loss	$(40,585,602)
Less: Net income allocable to Class A ordinary shares subject to possible redemption	(83,442)
Non-redeemable Net loss	$(40,669,044)
Denominator: Weighted average non-redeemable ordinary shares
Weighted average non-redeemable ordinary shares outstanding	17,429,129
Basic and diluted net loss per non-redeemable ordinary share	$(2.33)

Note 11 – Fair Value Measurements

The fair value of the Company’s assets and liabilities which qualify as financial instruments approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. As of December 31, 2020, the carrying values of cash and accounts payable approximate their fair values. Certain other assets and liabilities, such as those below, are measured at fair value on a recurring basis.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account(1)	$607,602,520	—	—
Liabilities:
Private Placement Warrants(2)	—	—	$28,300,000
Public Warrants(2)	$60,750,000	—	—

(1)	The fair value of the marketable securities held in the Trust account approximates the carrying amount primarily due to their short-term nature.
(2)	Measured at fair value on a recurring basis.

There were no transfers into or out of Levels 2 or 3 during the period from July 9, 2020 (inception) to December 31, 2020.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on October 27, 2020, the date of the Company’s Initial Public Offering, and on November 12, 2020 with respect to the additional warrants issued upon the underwriters’ partial exercise of the over-allotment option, both using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity), Class A ordinary shares (Shareholders’ equity) and Class B ordinary shares (Shareholders’ equity) based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	October 27, 2020 (Initial Measurement)	November 12, 2020 (Over-Allotment option exercise)	December 31, 2020
Risk-free interest rate	0.51%	0.52%	0.51%
Expected term (years)	6	6	6
Expected volatility	12%	12%	16%
Exercise price	$11.50	$11.50	$11.50

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions:

•	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•	The expected term was determined to be one year, as the Warrants become exercisable on the later of (i) 30 days after the completion of a business combination and (ii) 12 months from the Initial Public Offering date. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•	The SPAC volatility is based on one year historical annual volatility of public SPAC companies that have an effective IPO but have not yet announced a transaction event.

The resulting valuations for the two classes of Warrants were determined to be almost equal on a per-warrant basis. On October 27, 2020, the Private Placement Warrants and Public Warrants were valued at $1.20 and $1.19 per warrant, respectively, and the aggregate values of warrants issued were $16,200,000 and $34,212,500, respectively. On November 12, 2020, the Private Placement Warrants and Public Warrants were valued at $1.34 and $1.34 per warrant, respectively, and the aggregate values of warrants issued were $871,000 and $2,177,500, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BOAC.WS. The Company determined the fair value of the Private Placement Warrants using a Monte Carlo simulation model. As such, the Private Placement Warrants are classified as Level 3.

As of December 31, 2020, the Private Placement Warrants and Public Warrants were valued at $2.00 and $2.00 per warrant, respectively, and aggregate values of the Private Placement Warrants and Public Warrants were $28,300,000 and $60,750,000, respectively.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of July 9, 2020	$—	$—	$—
Initial measurement on October 27, 2020 and November 12,2020	17,071,000	36,390,000	53,461,000
Change in valuation inputs or other assumptions(1)	11,229,000	24,360,000	35,589,000
Fair value as of December 31, 2020	$28,300,000	$60,750,000	$89,050,000

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the statement of operations. Furthermore, an additional loss of $2,921,000 was recognized on initial issuance of the Private Placement Warrants because the fair value of the warrant liability of $1.20 per warrant exceeded the issuance price of $1.00 per warrant received.

Note 12 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (1)

4.1	Specimen Unit Certificate (4)

4.2	Specimen Class A Ordinary Share Certificate (2)

4.3	Specimen Warrant Certificate (2)

4.4	Warrant Agreement, dated October 27, 2020, by and between Continental Stock Transfer & Trust Company and the Company (1)

5.1	Opinion of Kirkland & Ellis LLP (4)

5.2	Opinion of Maples and Calder, Cayman Islands Legal Counsel to the Registrant (3)

10.1	Private Placement Warrants Purchase Agreement, dated October 27, 2020, by and between the Company, the Sponsor and the Zimmer Entity (1)

10.2	Investment Management Trust Agreement, dated October 27, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant (1)

10.3	Registration and Shareholder Rights Agreement, dated October 27, 2020, by and among the Company, the Sponsor and certain other equity holders named therein (1)

10.4	Letter Agreement, dated October 27, 2020, by and among the Company, the Sponsor and the Company’s officers and directors (1)

10.5	Administrative Services Agreement, dated October 27, 2020, by and between the Company and the Sponsor (1)

10.6	Forward Purchase Agreement, dated October 27, 2020, by and between the Company and the Sponsor (1)

10.7	Forward Purchase Agreement, dated October 27, 2020, by and between the Company and the Zimmer Entity (1)

10.8	Form of Indemnity Agreement (3)

10.9	Promissory Note, dated as of July 13, 2020, between the Registrant and the Sponsor (2)

10.10	Securities Subscription Agreement, dated July 10, 2020, between the Registrant and the Sponsor (2)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2020
(2)	Incorporated by reference from Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-248551) filed with the SEC on September 8, 2020
(3)	Incorporated by reference from Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-248551) filed with the SEC on October 27,2020
(4)	Incorporated by reference from Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-248551) filed with the SEC on October 27,2020
*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 2021	By:	/s/ C. John Wilder
	Name:	C. John Wilder
	Title:	Chief Executive Officer

Dated: May 24, 2021	By:	/s/ Lillian Meyer
	Name:	Lillian Meyer
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ C. John Wilder	Chief Executive Officer and Chairman of the Board	May 24, 2021
C. John Wilder

/s/ Lillian Meyer	Chief Financial Officer	May 24, 2021
Lillian Meyer	(Principal Financial and Accounting Officer)

/s/ Jonathan Siegler	Chief Operating Officer and Director	May 24, 2021
Jonathan Siegler

/s/ Curtis Hébert, Jr.	Director	May 24, 2021
Curtis Hébert, Jr.

/s/ Graham van’t Hoff	Director	May 24, 2021
Graham van’t Hoff

/s/ Duncan Palmer	Director	May 24, 2021
Duncan Palmer