Form 10-Q
period 2021-03-31
Bluescape Opportunities Acquisition Corp.
filed 2021-05-25
CIK 1818089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 24, 2021, 60,750,000 Class A ordinary shares, par value $0.0001 per share, and 15,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

BALANCE SHEET

(Unaudited)

	March 31, 2021	December 31, 2020
Assets:
Current assets:
Cash	$1,960,531	$2,687,399
Prepaid expenses	265,979	310,857
Total current assets	2,226,510	2,998,256
Investments held in Trust Account	607,760,537	607,602,520
Total Assets	$609,987,047	$610,600,776

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	232,744	835,989
Total current liabilities	232,744	835,989
Deferred underwriting commissions	21,262,500	21,262,500
Warrant liabilities	67,232,750	89,050,000
Total liabilities	88,727,994	111,148,489

Commitments and Contingencies
Class A ordinary shares $0.0001 par value, subject to possible redemption; 51,603,774 and 49,445,228 shares at March 31, 2021 and December 31, 2020, respectively	516,259,050	494,452,284

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 9,124,095 and 11,304,772 issued and outstanding (excluding 51,603,774 and 49,445,228 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	913	1,131
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,187,500 shares issued and outstanding at March 31, 2021 and December 31, 2020	1,519	1,519
Additional paid-in capital	23,776,407	45,582,955
Accumulated deficit	(18,778,836)	(40,585,602)
Total shareholders’ equity	5,000,003	5,000,003
Total Liabilities and Shareholders’ Equity	$609,987,047	$610,600,776

The accompanying notes are an integral part of these unaudited financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

General and administrative expenses	$168,502
Loss from operations	(168,502)
Other income (expense):
Unrealized gain on investment	158,018
Change in fair value of warrant liabilities	21,817,250
Total other income (expense)	21,975,268
Net income	$21,806,766
Weighted average ordinary shares subject to possible redemption outstanding	49,445,228
Basic and diluted net income per ordinary share subject to possible redemption	$0.00
Weighted average non-redeemable ordinary shares outstanding	26,492,272
Basic and diluted net income per non-redeemable ordinary share	$0.82

The accompanying notes are an integral part of these unaudited financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Ordinary Shares
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	11,304,772	$1,131	15,187,500	$1,519	$45,582,955	$(40,585,602)	$5,000,003
Class A ordinary shares subject to possible redemption	(2,180,677)	(218)	—	—	(21,806,548)	—	(21,806,766)
Net income	—	—	—	—	—	21,806,766	21,806,766
Balance – March 31, 2021 (unaudited)	9,124,095	$913	15,187,500	$1,519	$23,776,407	$(18,778,836)	$5,000,003

The accompanying notes are an integral part of these unaudited financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$21,806,766
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on investment	(158,018)
Change in fair value of warrant liabilities	(21,817,250)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(603,244)
Prepaid expenses	44,878
Net cash used in operating activities	$(726,868)

Net change in cash	(726,868)

Cash - beginning of the period	2,687,399
Cash - end of the period	$1,960,531

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(21,806,766)

The accompanying notes are an integral part of these unaudited financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 9, 2020 (inception) through March 31, 2021 was related to the Company’s formation, the initial public offering (the “Initial Public Offering”) further described below, and, since the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments on cash and cash equivalents in the Trust Account (as defined below).

On July 13, 2020, Bluescape Sponsor LLC (the “Sponsor”) purchased 20,125,000 shares of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000. On October 23, 2020, the Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding as of December 31, 2020 and March 31, 2021. The 15,187,500 Founder Shares outstanding will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

The Company, after signing a definitive agreement for an initial Business Combination, will either (i) seek shareholder approval of the initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the initial Business Combination, for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes, or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest not previously released to the Company to pay income taxes. The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

MARCH 31, 2021

(Unaudited)

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

Liquidity

As of March 31, 2021, the Company had $1,960,531 in its operating bank account for working capital. Based on the foregoing, management believes that the Company will have sufficient working capital to meet the Company’s needs through the earlier of the consummation of an initial Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statement of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Amended Annual Report on Form 10-K filed by the Company with the SEC on May 24, 2021.

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

MARCH 31, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2021.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2021, the Company has not experienced losses on these accounts.

Investments Held in Trust Account

The Company’s portfolio of investments held in Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying statement of operations. The fair value for trading securities is determined using quoted market prices in active markets. As of March 31, 2021, the Company’s portfolio of investments held in Trust Account are comprised solely of U.S. treasury bills maturing April 29, 2021.

Fair Value of Financial Instruments

Fair value is defined under FASB ASC 820, “Fair Value Measurements and Disclosures,” as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

MARCH 31, 2021

(Unaudited)

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

Components of Equity

Upon the IPO, the Company issued Class A ordinary shares and Warrants. The Company allocated the proceeds received from the issuance using the with-and-without method. Under that method, the Company first allocated the proceeds to the Warrants based on their initial fair value measurement, and then allocated the remaining proceeds, net of underwriting discounts and offering costs, to the Class A ordinary shares. A portion of the 60,750,000 Class A ordinary shares are presented within temporary equity, as certain shares are subject to redemption upon the occurrence of events not solely within the Company’s control

At March 31, 2021, 51,603,774 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 3 - Public Offering

Pursuant to the Initial Public Offering, the Company sold 57,500,000 units at a price of $10.00 per unit. Each Unit consists of one Class A ordinary share (the “Ordinary Share”), $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

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

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

Promissory Note – Related Party

On July 13, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to an unsecured promissory note (the “Promissory Note”). This Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Public Offering. The outstanding balance under the Note of $298,067 was repaid at the closing of the Initial Public Offering on October 30, 2020 and no outstanding balance remains as of March 31, 2021.

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

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

Note 7 – Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 5,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, there were no shares of preferred shares issued or outstanding.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Ordinary Shares

The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2021, there were 60,750,000 shares of Class A ordinary shares issued or outstanding.

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Founder Shares”). Holders of Founder Shares are entitled to one vote for each share. As of March 31, 2021, there were 15,187,500 shares of Class B ordinary shares issued and outstanding. The Company originally issued 20,125,000 Founder Shares. On October 23, 2020, the Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis. Holders of Founder Shares will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A ordinary shares and Founder Shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

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

Note 8 –Warrants

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

The Company will not be obligated to deliver any shares of Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A ordinary shares is available, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 9 – Net Income (Loss) Per Ordinary Share

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

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of ordinary shares subject to possible redemption outstanding for the period.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

Ordinary shares subject to possible redemption	Three Months Ended March 31, 2021
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Unrealized gain on investment	$134,228
Denominator: Weighted average ordinary shares subject to possible redemption outstanding
Basic and diluted weighted average ordinary shares outstanding	49,445,228
Basic and diluted net income per ordinary share, subject to possible redemption	$0.00

Non-redeemable ordinary shares
Numerator: Net income less income allocable to Class A ordinary shares subject to possible redemption
Net income	$21,806,766
Less: Net income allocable to Class A ordinary shares subject to possible redemption	(134,228)
Non-redeemable Net income	$21,672,538
Denominator: Weighted average non-redeemable ordinary shares
Weighted average non-redeemable ordinary shares outstanding	26,492,272
Basic and diluted net income per non-redeemable ordinary share	$0.82

Note 10 – Fair Value Measurements

The fair value of the Company’s assets and liabilities which qualify as financial instruments approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. As of March 31, 2021, the carrying values of cash and accounts payable approximate their fair values. Certain other assets and liabilities, such as those below, are measured at fair value on a recurring basis.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$607,760,537	—	—
Liabilities:
Private Placement Warrants	—	—	$21,366,500
Public Warrants	$45,866,250	—	—

The measurement of the Public Warrants as of March 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BOAC.WS. There were no transfers into or out of Levels 2 or 3 during the three months ended March 31, 2021.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Private Warrants were initially valued using a Monte Carlo Simulation Model. The Monte Carlo model’s primary input utilized in determining the fair value of the Private Warrants is the expected volatility of the ordinary shares. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows:

Input	December 31, 2020	March 31, 2021
Risk-free interest rate	0.51%	1.16%
Expected term (years)	6	6
Expected volatility	16%	15%
Exercise price	$11.50	$11.50

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$28,300,000	$60,750,000	$89,050,000

Changes in fair value	(6,933,500)	(14,883,750)	(21,817,250)
Fair value as of March 31, 2021	$21,366,500	$45,866,250	$67,232,750

Note 11 – Subsequent Events

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

Results of Operations

Our activity from January 1, 2021 through March 31, 2021 has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination. However, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $21,806,766, which consisted of $158,018 in unrealized gain from the Trust Account, offset by $168,502 in general and administrative costs, but primarily reflecting a non-cash gain of $21,817,250 from the change in fair value of Warrant liabilities.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $2.0 million in our operating bank account for working capital.

Subsequent to the consummation of the Initial Public Offering and the Private Placement Warrants, our liquidity has been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account of approximately $2.0 million as well as an expense reimbursement of approximately $1.2 million. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Related Party Transactions

Founder Shares

On July 13, 2020, our sponsor paid $25,000, to cover certain expenses on our behalf in consideration of 20,125,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On October 23, 2020, our sponsor surrendered 3,593,750 shares, resulting in an aggregate of 16,531,250 Class B ordinary shares outstanding. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding as of March 31, 2021. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A ordinary shares at the time of our Initial Business Combination on a one-for-one basis, subject to adjustments and certain transfer restrictions, as described in more detail below. On October 27, 2020, the Sponsor transferred 15,000 Founder Shares to each of our independent director nominees, at the original per share purchase price. The Founder Shares will be worthless if we do not complete an initial Business Combination.

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

Accordingly, at March 31, 2021, 51,603,774 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our Principal Executive Officer) and Chief Financial Officer (who serves as our Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective due to a material weakness in evaluating complex accounting issues, which resulted in a restatement as described below.

Restatement of Previously Issued Financial Statements

On May 24, 2021, we revised our prior position on accounting for warrants and restated our March 31, 2021 balance sheet to reclassify the Company’s warrants. These non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our March 31, 2021 balance sheet had not yet been identified. Our plans at this time include increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Part I., Item 1A., Risk Factors, of our Annual Report for the year ended December 31, 2020 other than as described below.

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

As a result, included on our balance sheet as of December 31, 2020 and included on our balance sheet as of March 31, 2021 are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

None.

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