Form 10-Q
period 2021-06-30
Bluescape Opportunities Acquisition Corp.
filed 2021-08-06
CIK 1818089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, 60,750,000 Class A ordinary shares, par value $0.0001 per share, and 15,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,722,995	$2,687,399
Prepaid expenses	222,501	310,857
Total current assets	1,945,496	2,998,256
Investments held in Trust Account	607,743,824	607,602,520
Total Assets	$609,689,320	$610,600,776

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	164,362	835,989
Total current liabilities	164,362	835,989
Deferred underwriting commissions	21,262,500	21,262,500
Warrant liabilities	60,250,250	89,050,000
Total liabilities	81,677,112	111,148,489

Commitments and Contingencies
Class A ordinary shares $0.0001 par value, subject to possible redemption; 52,280,237 and 49,445,228 shares at June 30, 2021 and December 31, 2020, respectively	523,012,205	494,452,284

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 8,469,763 and 11,304,772 issued and outstanding (excluding 52,280,237 and 49,445,228 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	847	1,131
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,187,500 shares issued and outstanding at June 30, 2021 and December 31, 2020	1,519	1,519
Additional paid-in capital	17,023,318	45,582,955
Accumulated deficit	(12,025,681)	(40,585,602)
Total shareholders’ equity	5,000,003	5,000,003
Total Liabilities and Shareholders’ Equity	$609,689,320	$610,600,776

The accompanying notes are an integral part of these unaudited financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2021
General and administrative expenses	$212,632	$381,133
Loss from operations	(212,632)	(381,133)
Other income (expense):
Gain (loss), dividends and interest on investments held in Trust Account	(16,713)	141,304
Change in fair value of warrant liabilities	6,982,500	28,799,750
Total other income (expense)	6,965,787	28,941,054
Net income	$6,753,155	$28,559,921
Weighted average ordinary shares subject to possible redemption outstanding	51,603,774	50,524,501
Basic and diluted net income per ordinary share subject to possible redemption	$(0.00)	$0.00
Weighted average non-redeemable ordinary shares outstanding	24,333,726	25,412,999
Basic and diluted net income per non-redeemable ordinary share	$0.28	$1.12

The accompanying notes are an integral part of these unaudited financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Ordinary Shares
	Class A Ordinary		Class B Ordinary		Additional
	Shares		Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	11,304,772	$1,131	15,187,500	$1,519	$45,582,955	$(40,585,602)	$5,000,003
Class A ordinary shares subject to possible redemption	(2,180,677)	(218)	—	—	(21,806,548)	—	(21,806,766)
Net income	—	—	—	—	—	21,806,766	21,806,766
Balance – March 31, 2021 (unaudited)	9,124,095	$913	15,187,500	$1,519	$23,776,407	$(18,778,836)	$5,000,003
Class A ordinary shares subject to possible redemption	(654,332)	(66)	—	—	(6,753,089)	—	(6,753,155)
Net income	—	—	—	—	—	6,753,155	6,753,155
Balance – June 30, 2021 (unaudited)	8,469,763	$847	15,187,500	$1,519	$17,023,318	$(12,025,681)	$5,000,003

The accompanying notes are an integral part of these unaudited financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$28,559,921
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) loss, dividends and interest on investments held in Trust Account	(141,304)
Change in fair value of warrant liabilities	(28,799,750)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(671,627)
Prepaid expenses	88,356
Net cash used in operating activities	$(964,404)

Net change in cash	(964,404)

Cash - beginning of the period	2,687,399
Cash - end of the period	$1,722,995

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(28,559,921)

The accompanying notes are an integral part of these unaudited financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 9, 2020 (inception) through June 30, 2021 was related to the Company’s formation, the initial public offering (the “Initial Public Offering”) further described below, and, since the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments on cash and cash equivalents in the Trust Account (as defined below).

On July 13, 2020, Bluescape Sponsor LLC (the “Sponsor”) purchased 20,125,000 shares of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000. On October 23, 2020, the Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding as of December 31, 2020 and June 30, 2021. The 15,187,500 Founder Shares outstanding will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

JUNE 30, 2021

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Liquidity

As of June 30, 2021, the Company had $1,722,995 in its operating bank account for working capital. Based on the foregoing, management believes that the Company will have sufficient working capital to meet the Company’s needs through the earlier of the consummation of an initial Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statement of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Amended Annual Report on Form 10-K filed by the Company with the SEC on May 24, 2021.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2021.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts.

Investments Held in Trust Account

The Company’s portfolio of investments held in Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying statement of operations. The fair value for trading securities is determined using quoted market prices in active markets. As of June 30, 2021, the Company’s portfolio of investments held in Trust Account are comprised solely of U.S. treasury bills maturing July 29, 2021.

Fair Value of Financial Instruments

Fair value is defined under FASB ASC 820, “Fair Value Measurements and Disclosures,” as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Warrant Liabilities

The Company accounts for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. The Public Warrants and Private Placement Warrants are not indexed to the Company’s own stock and therefore are accounted for as liabilities and, as the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

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

Components of Equity

Upon the IPO, the Company issued Class A ordinary shares and Warrants. The Company allocated the proceeds received from the issuance using the with-and-without method. Under that method, the Company first allocated the proceeds to the Warrants based on their initial fair value measurement, and then allocated the remaining proceeds, net of underwriting discounts and offering costs, to the Class A ordinary shares. A portion of the 60,750,000 Class A ordinary shares are presented within temporary equity, as certain shares are subject to redemption upon the occurrence of events not solely within the Company’s control

At June 30, 2021, 52,280,237 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 3 — Public Offering

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Note 4 — Private Placement

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

Note 5 — Related Party Transactions

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

Promissory Note – Related Party

On July 13, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to an unsecured promissory note (the “Promissory Note”). This Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Public Offering. The outstanding balance under the Note of $298,067 was repaid at the closing of the Initial Public Offering on October 30, 2020 and no outstanding balance remains as of June 30, 2021.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Note 6 — Commitments and Contingencies

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Note 7 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 5,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 60,750,000 shares of Class A ordinary shares issued or outstanding.

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Founder Shares”). Holders of Founder Shares are entitled to one vote for each share. As of June 30, 2021, there were 15,187,500 shares of Class B ordinary shares issued and outstanding. The Company originally issued 20,125,000 Founder Shares. On October 23, 2020, the Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis. Holders of Founder Shares will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A ordinary shares and Founder Shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Note 8 — Warrants

The Company issued an aggregate 30,375,000 Public Warrants and 14,150,000 Private Placement Warrants in connection with the Initial Public Offering and subsequent underwriters' over-allotment option exercise. The Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Redemption of Warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $10.00. Once the warrants become exercisable, the Company may also redeem the Public Warrants subject to the following terms:

●	in whole and not in part;
●	at a price of $0.10 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares (as defined below) except as otherwise described below;
●	if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $10.00 per share, but below $18.00 per share (as adjusted per Anti-Dilution Adjustment), for any 20 trading days within the 30-trading day period ending three trading days before we send the notice of redemption to the warrant holders; and
●	the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Note 9 — Net Income (Loss) Per Ordinary Share

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months	Six Months
	Ended	Ended
Ordinary shares subject to possible redemption	June 30, 2021	June 30, 2021
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Gain (loss), dividends and interest on investments held in Trust Account	$(14,383)	$121,603
Denominator: Weighted average ordinary shares subject to possible redemption outstanding
Basic and diluted weighted average ordinary shares outstanding	51,603,774	50,524,501
Basic and diluted net income per ordinary share, subject to possible redemption	$(0.00)	$0.00

Non-redeemable ordinary shares
Numerator: Net income less income allocable to Class A ordinary shares subject to possible redemption
Net income	$6,753,155	$28,559,921
Net income allocable to Class A ordinary shares subject to possible redemption	14,383	(121,603)
Non-redeemable Net income	$6,767,538	$28,483,318
Denominator: Weighted average non-redeemable ordinary shares
Weighted average non-redeemable ordinary shares outstanding	24,333,726	25,412,999
Basic and diluted net income per non-redeemable ordinary share	$0.28	$1.12

Note 10 — Fair Value Measurements

The fair value of the Company’s assets and liabilities which qualify as financial instruments approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. As of June 30, 2021, the carrying values of cash and accounts payable approximate their fair values. Certain other assets and liabilities, such as those below, are measured at fair value on a recurring basis.

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted	Significant	Significant
	Prices	Other	Other
	In Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$607,743,824	—	—
Liabilities:
Private Placement Warrants	—	—	$19,244,000
Public Warrants	$41,006,250	—	—

The measurement of the Public Warrants as of June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BOAC.WS. There were no transfers into or out of Levels 2 or 3 during the three or six months ended June 30, 2021.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows:

	June 30,	December 31,
Input	2021	2020
Risk-free interest rate	1.04%	0.51%
Expected term (years)	6	6
Expected volatility	15%	16%
Exercise price	$11.50	$11.50

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$28,300,000	$60,750,000	$89,050,000
Changes in fair value	(6,933,500)	(14,883,750)	(21,817,250)
Fair value as of March 31, 2021	$21,366,500	$45,866,250	$67,232,750
Changes in fair value	(2,122,500)	(4,860,000)	(6,982,500)
Fair value as of June 30, 2021	$19,244,000	$41,006,250	$60,250,250

Note 11 — Subsequent Events

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

Results of Operations

Our activity from January 1, 2021 through June 30, 2021 has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination. However, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $21,806,766, which consisted of $158,018 in unrealized gain from the Trust Account, offset by $168,502 in general and administrative costs, but primarily reflecting a non-cash gain of $21,817,250 from the change in fair value of Warrant liabilities.

For the six months ended June 30, 2021, we had net income of $28,559,921, which consisted of $141,304 in investment income and unrealized gain from the Trust Account, offset by $381,133 in general and administrative costs, but primarily reflecting a non-cash gain of $28,799,750 from the change in fair value of Warrant liabilities.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.7 million in our operating bank account for working capital.

Subsequent to the consummation of the Initial Public Offering and the Private Placement Warrants, our liquidity has been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account of approximately $2.0 million as well as an expense reimbursement of approximately $1.2 million. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Related Party Transactions

Founder Shares

On July 13, 2020, our sponsor paid $25,000, to cover certain expenses on our behalf in consideration of 20,125,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On October 23, 2020, our sponsor surrendered 3,593,750 shares, resulting in an aggregate of 16,531,250 Class B ordinary shares outstanding. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding as of June 30, 2021. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A ordinary shares at the time of our Initial Business Combination on a one-for-one basis, subject to adjustments and certain transfer restrictions, as described in more detail below. On October 27, 2020, the Sponsor transferred 15,000 Founder Shares to each of our independent director nominees, at the original per share purchase price. The Founder Shares will be worthless if we do not complete an initial Business Combination.

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

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. The Public Warrants and Private Placement Warrants are not indexed to the Company’s own stock and therefore are accounted for as liabilities and, as the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

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

Accordingly, at June 30, 2021, 52,280,237 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed on May 25, 2021.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Part I., Item 1A., Risk Factors, of our Amended Annual Report filed on May 24, 2021, for the year ended December 31, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 6, 2021	By:	/s/ C. John Wilder
	Name:	C. John Wilder
	Title:	Chief Executive Officer

Date: August 6, 2021	By:	/s/ Lillian Meyer
	Name:	Lillian Meyer
	Title:	Chief Financial Officer