Form 10-Q
period 2021-09-30
Bluescape Opportunities Acquisition Corp.
filed 2021-11-22
CIK 1818089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 19, 2021, 60,750,000 Class A ordinary shares, par value $0.0001 per share, and 15,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

BALANCE SHEETS

(Unaudited)

		December 31,
	September 30,	2020
	2021	(Restated – See
	(Unaudited)	Note 2)
Assets:
Current assets:
Cash	$1,562,676	$2,687,399
Prepaid expenses	176,272	310,857
Total current assets	1,738,948	2,998,256
Investments held in Trust Account	607,771,527	607,602,520
Total Assets	$609,510,475	$610,600,776

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	90,520	835,989
Total current liabilities	90,520	835,989
Deferred underwriting commissions	21,262,500	21,262,500
Warrant liabilities	45,111,750	89,050,000
Total liabilities	66,464,770	111,148,489

Commitments and Contingencies
Class A ordinary share subject to possible redemption, 60,750,000 shares at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020	607,500,000	607,500,000

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary share, $0.0001 par value; 500,000,000 shares authorized; 0 shares issued and outstanding (excluding 60,750,000 shares subject to possible redemption) at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,187,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	1,519	1,519
Additional paid-in capital	—	—
Accumulated deficit	(64,455,814)	(108,049,232)
Total shareholders’ equity	(64,454,295)	(108,047,713)
Total Liabilities and Shareholders’ Equity	$609,510,475	$610,600,776

The accompanying notes are an integral part of these unaudited financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

			For the Period
			from July 9,
			2020
	Three Months	Nine Months	(Inception)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2021	2021	2020
Formation costs and expenses	$—	$—	$23,124
General and administrative expenses	132,706	513,839	—
Loss from operations	(132,706)	(513,839)	(23,124)
Other income (expense):
Gain (loss), dividends and interest on investments held in Trust Account	27,703	169,007	—
Change in fair value of warrant liabilities	15,138,500	43,938,250	—
Total other income (expense)	15,166,203	44,107,257	—
Net income	$15,033,497	$43,593,418	$(23,124)
Weighted average shares outstanding of Class A ordinary shares	60,750,000	60,750,000	—
Basic and diluted net income per share, Class A	$0.20	$0.57	$0.00
Weighted average shares outstanding of Class B ordinary shares(1)	15,187,500	15,187,500	14,375,000
Basic and diluted net income per share, Class B	$0.20	$0.57	$0.00

(1)	Excludes an aggregate of up to 2,156,250 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. The underwriters’ over-allotment option was subsequently partially exercised (see Note 1).

The accompanying notes are an integral part of these unaudited financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Restated – See Note 2)

(Unaudited)

	For the three and nine months ended September 30, 2021
	Ordinary Shares
	Class A Ordinary		Class B Ordinary		Additional
	Shares		Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	15,187,500	$1,519	$—	$(108,049,232)	$(108,047,713)
Net income	—	—	—	—	—	21,806,766	21,806,766
Balance – March 31, 2021 (unaudited)	—	$—	15,187,500	$1,519	$—	$(86,242,466)	$(86,240,947)
Net income	—	—	—	—	—	6,753,155	6,753,155
Balance – June 30, 2021 (unaudited)	—	$—	15,187,500	$1,519	$—	$(79,489,311)	$(79,487,792)
Net income	—	—	—	—	—	15,033,497	15,033,497
Balance – September 30, 2021 (unaudited)	—	$—	15,187,500	$1,519	$—	$(64,455,814)	$(64,454,295)

	For the period from July 9, 2020 (inception) through September 30, 2020
	Ordinary Shares
	Class A Ordinary		Class B Ordinary		Additional
	Shares		Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 9, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor at approximately $0.0001 per share	—	—	16,531,250	1,653	23,347	—	25,000
Net loss	—	—	—	—	—	(23,124)	(23,124)
Balance – September 30, 2020	—	$—	16,531,250	$1,653	$23,347	$(23,124)	$1,876

The accompanying notes are an integral part of these unaudited financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period from
		July 9, 2020
	For the Nine Months	(Inception)
	Ended	Through
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$43,593,418	$(23,124)
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) loss, dividends and interest on investments held in Trust Account	(169,007)	—
Change in fair value of warrant liabilities	(43,938,250)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(745,469)	—
Prepaid expenses	134,585	(4,768)
Net cash used in operating activities	$(1,124,723)	$(27,892)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	$—	$25,000
Proceeds from promissory note – related party	—	244,081
Payment of offering costs	—	(241,189)
Net cash provided by financing activities	$—	$27,892

Net change in cash	(1,124,723)	—

Cash - beginning of the period	2,687,399	—
Cash - end of the period	$1,562,676	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	—	442,684
Deferred offering costs included in promissory note payable	—	241,189

The accompanying notes are an integral part of these unaudited financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from July 9, 2020 (inception) through September 30, 2021 was related to the Company’s formation, the initial public offering (the “Initial Public Offering”) further described below, and, since the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments on cash and cash equivalents in the Trust Account (as defined below).

On July 13, 2020, Bluescape Sponsor LLC (the “Sponsor”) purchased 20,125,000 shares of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000. On October 23, 2020, the Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding as of December 31, 2020 and September 30, 2021. The 15,187,500 Founder Shares outstanding will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8.

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

SEPTEMBER 30, 2021

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

Other than the withdrawal of interest to pay franchise and income taxes (less up to $100,000 to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the initial Business Combination, (ii) the redemption (liquidation) of public shares if the Company has not consummated an initial Business Combination by October 27, 2022, subject to applicable law, or (iii) the redemption of public shares properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of public shares if the Company does not complete the initial Business Combination by October 27, 2022 or (B) with respect to any other provision relating to the rights of holders of Class A ordinary shares. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Company will have until October 27, 2022 (the “Combination Window”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s independent directors that hold Founder Shares have agreed (a) to waive their redemption rights with respect to Founder Shares and Public Shares held in connection with the completion of a Business Combination, (b) to waive their rights to liquidating distributions from the Trust Account with respect to Founder Shares if the Company fails to consummate a Business Combination within the Combination Window (as defined below) and (c) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their shares in conjunction with any such amendment. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A ordinary shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the prescribed time period. None of the Company’s independent directors hold any Public Shares.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Liquidity

As of September 30, 2021, the Company had $1,562,676 in its operating bank account for working capital. Based on the foregoing, management believes that the Company will have sufficient working capital to meet the Company’s needs through the earlier of the consummation of an initial Business Combination or 12 months from the date of issuance of these financials. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 2 - Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where the Company improperly classified some of its Class A common stock subject to possible redemption. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company would require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified some Class A common stock shares in permanent equity.  Management concluded that the errors were material to the previously issued financial statements, and elected to correct the errors in connection with the preparation of the Company’s financial statements as of and for the periods ended September 30, 2021. The Company previously determined the Class A ordinary shares subject to possible redemption cannot result in net tangible assets being less than $5,000,001. However, management has since determined that all Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all Class A ordinary shares subject as temporary equity subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in  capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the correction of the presentation for the Class A ordinary shares subject to redemption the Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued audited financial statements as for the period from July 9, 2020 (inception) through June 30, 2021, as previously reported. The restated classification and reported values are included in the financial statements herein.

There has been no change in the Company’s total assets, liabilities or operating results.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously
Balance Sheet as of October 30, 2020 (unaudited)	Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$500,494,811	$74,505,189	$575,000,000
Class A ordinary shares	$745	$(745)	$—
Additional paid-in capital	$9,674,197	$(9,674,197)	$—
Accumulated deficit	$(4,676,378)	$(64,830,247)	$(69,506,625)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(74,505,189)	$(69,505,186)

	As Previously
Balance Sheet as of December 31, 2020 (unaudited)	Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$494,452,284	$113,047,716	$607,500,000
Class A ordinary shares	$1,130	$(1,130)	$—
Additional paid-in capital	$45,582,955	$(45,582,955)	$—
Accumulated deficit	$(40,585,602)	$(67,463,630)	$(108,049,232)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(113,047,716)	$(108,047,713)

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

	As Previously
Statement of Changes in Shareholders’ Equity For The Period From July 9, 2020 (Inception) Through December 31, 2020 (unaudited)	Reported	Adjustment	As Restated
Sale of 60,750,000 Units in Initial Public Offering, net	$571,110,000	$(571,110,000)	$—
Ordinary shares subject to possible redemption	$(494,452,150)	$494,452,150	$—
Underwriters’ discount and offering costs	$(31,097,111)	$31,097,111	$—
Forfeiture of Founder Shares	$(134)	$—	$(134)
Accumulated deficit	$(40,585,602)	$40,585,602	$—
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	$—	$(108,049,232)	$(108,049,232)

	As Previously
Statement of Operations for the Period from July 9, 2020 (Inception) through December 31, 2020 (unaudited)	Reported	Adjustment	As Restated
Weighted average shares outstanding of Class A ordinary shares	52,287,200	7,781,348	60,068,548
Basic and diluted net income per share, Class A	$0.00	$(0.54)	$(0.54)
Weighted average shares outstanding of Class B ordinary shares	17,429,129	(2,821,307)	14,607,822
Basic and diluted net income per share, Class B	$(2.33)	$1.79	$(0.54)

	As Previously
Balance Sheet as of March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$516,259,050	$91,240,950	$607,500,000
Class A ordinary shares	$913	$(913)	$—
Additional paid-in capital	$23,776,407	$(23,776,407)	$—
Accumulated deficit	$(18,778,836)	$(67,463,630)	$(86,242,466)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(91,240,950)	$(86,240,947)

	As Previously
Statement of Changes in Shareholders’ Equity For The Three Months Ended March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	$(21,806,766)	$21,806,766	$—

	As Previously
Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Weighted average shares outstanding of Class A ordinary shares	49,445,228	11,304,772	60,750,000
Basic and diluted net income per share, Class A	$0.00	$0.29	$0.29
Weighted average shares outstanding of Class B ordinary shares	26,492,272	(11,304,772)	15,187,500
Basic and diluted net income per share, Class B	$0.82	$(0.53)	$0.29

	As Previously
Balance Sheet as of June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$523,012,205	$84,487,795	$607,500,000
Class A ordinary shares	$847	$(847)	$—
Additional paid-in capital	$17,023,318	$(17,023,318)	$—
Accumulated deficit	$(12,025,681)	$(67,463,630)	$(79,489,311)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(84,487,795)	$(79,487,792)

	As Previously
Statement of Changes in Shareholders’ Equity For The Six Months Ended June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	$(28,559,921)	$28,559,921	$—

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

	As Previously
Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Weighted average shares outstanding of Class A ordinary shares	51,603,774	9,146,226	60,750,000
Basic and diluted net income per share, Class A	$(0.00)	$0.09	$0.09
Weighted average shares outstanding of Class B ordinary shares	24,333,726	(9,146,226)	15,187,500
Basic and diluted net income per share, Class B	$0.28	$(0.19)	$0.09

	As Previously
Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Weighted average shares outstanding of Class A ordinary shares	50,524,501	10,225,499	60,750,000
Basic and diluted net income per share, Class A	$0.00	$0.38	$0.38
Weighted average shares outstanding of Class B ordinary shares	25,412,999	(10,225,499)	15,187,500
Basic and diluted net income per share, Class B	$1.12	$(0.74)	$0.38

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statement of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

SEPTEMBER 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2021 or December 31, 2020.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Remeasurement adjustments associated with the redeemable shares of Class ordinary shares are excluded from earnings per share as the redemption value approximates fair value. The Company has not considered the effect of the warrants sold in the initial Public Offering and Private Placement in the calculation of diluted income or loss per share, since the inclusion of such warrants would be anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts.

Investments Held in Trust Account

The Company’s portfolio of investments held in Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying statement of operations. The fair value for trading securities is determined using quoted market prices in active markets. As of September 30, 2021, the Company’s portfolio of investments held in Trust Account are comprised solely of money market funds.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the date of the offering. Offering costs are charged to the statement of operations and temporary equity based on the relative value of the Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of December 31, 2020, the Company had recognized aggregate offering costs of $33,103,735, consisting of $12,150,000 of underwriting fees, $21,262,500 of deferred underwriting fees, $906,235 of other offering costs, and an expense reimbursement of $1,215,000, of which $2,006,624 was immediately expensed, and the remaining was charged to temporary equity.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

In accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), the warrants do not meet the criteria for equity classification and must be recorded as liabilities. The Public Warrants and Private Placement Warrants are not indexed to the Company’s own stock and therefore are accounted for as liabilities and, as the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

The Company’s warrant agreements, dated as of October 27, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”), include settlement terms and provision related to certain tender offers following a business combination. In consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, the Company has concluded that such provisions in the Warrant Agreement that relate to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change. The Public Warrants and Private Placement Warrants are not indexed to the Company’s own stock and therefore are accounted for as liabilities and, as the warrants meet the definition of a derivative as contemplated in ASC 815 Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As discussed in Note 1, all of the 60,750,000 Public Shares contain a redemption feature which allows for the redemption of Class A ordinary shares under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of shareholders’ equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. In the event of redemptions, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

At September 30, 2021, 60,750,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, ”Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company as is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Recent Accounting Standards

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Public Offering

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

Note 5 — Private Placement

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Note 6 — Related Party Transactions

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

Promissory Note – Related Party

On July 13, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to an unsecured promissory note (the “Promissory Note”). This Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Public Offering. The outstanding balance under the Note of $298,067 was repaid at the closing of the Initial Public Offering on October 30, 2020 and no outstanding balance remains as of September 30, 2021.

Administrative Support Agreement

Commencing on the effective date of the Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying such administrative support fees.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Forward Purchase Agreements

The Company entered into a forward purchase agreement simultaneously with the closing of the Public Offering with the Sponsor providing for the purchase of up to 3,000,000 forward purchase units, and with the Zimmer Entity providing for the purchase of up to 27,000,000 forward purchase units, at a purchase price of $10.00 per unit, in private placements to occur concurrently with the closing of our initial business combination collectively, the (“Forward Purchase Agreements”). Participation by the Forward Purchase Agreement providers is discretionary. However, if requested by the Company, and approved by Zimmer Partners’ investment committee, the proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial business combination, expenses in connection with the initial business combination or for working capital in the post-transaction company.

Note 7 — Commitments and Contingencies

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

SEPTEMBER 30, 2021

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

Note 8 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 5,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 60,750,000 shares of Class A ordinary shares subject to possible redemption which are presented in temporary equity.

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Founder Shares”). Holders of Founder Shares are entitled to one vote for each share. As of September 30, 2021, there were 15,187,500 shares of Class B ordinary shares issued and outstanding. The Company originally issued 20,125,000 Founder Shares. On October 23, 2020, the Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis. Holders of Founder Shares will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A ordinary shares and Founder Shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

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

Note 9 — Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the initial Public Offering and Private Placement in the calculation of diluted net income (loss) per share, since the inclusion of such warrants would be anti-dilutive.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

			For the Period
			From July 9, 2020
	Three Months	Nine Months	(Inception)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2021	2021	2020
Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to Class A ordinary shares subject to possible redemption	$12,026,798	$34,874,734
Denominator: Weighted average ordinary shares subject to possible redemption outstanding	60,750,000	60,750,000
Basic and diluted net income per Class A ordinary share, subject to possible redemption	$0.20	$0.57	$0.00

Class B non-redeemable ordinary shares
Numerator: Net income (loss)	$15,033,497	$43,593,418	$(23,124)
Net income allocable to Class A ordinary shares subject to possible redemption	(12,026,798)	(34,874,734)	—
Non-redeemable Class B net income (loss)	$3,006,699	$8,718,684	$(23,124)
Denominator: Weighted average Class B non-redeemable ordinary shares
Weighted average Class B non-redeemable ordinary shares outstanding	15,187,500	15,187,500	14,375,000
Basic and diluted net income per Class B non-redeemable ordinary share	$0.20	$0.57	$0.00

Note 10 — Fair Value Measurements

The fair value of the Company’s assets and liabilities which qualify as financial instruments approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. As of September 30, 2021, the carrying values of cash and accounts payable approximate their fair values. Certain other assets and liabilities, such as those below, are measured at fair value on a recurring basis.

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted	Significant	Significant
	Prices	Other	Other
	In Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$607,771,527	—	—
Liabilities:
Private Placement Warrants	—	—	$14,433,000
Public Warrants	$30,678,750	—	—

The measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BOAC.WS. There were no transfers into or out of Levels 2 or 3 during the three or nine months ended September 30, 2021.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows:

	September 30,	December 31,
Input	2021	2020
Risk-free interest rate	1.15%	0.51%
Expected term (years)	6	6
Expected volatility	17.50%	16.00%
Exercise price	$11.50	$11.50

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of July 9, 2020 (inception)	$—	$—	$—
Changes in fair value	—	—	—
Fair value as of September 30, 2020	$—	$—	$—
Initial measurement on October 27, 2020 and November 12, 2020	17,071,000	36,390,000	53,461,000
Changes in fair value	11,229,000	24,360,000	35,589,000
Fair value as of December 31, 2020	$28,300,000	$60,750,000	$89,050,000

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$28,300,000	$60,750,000	$89,050,000
Changes in fair value	(6,933,500)	(14,883,750)	(21,817,250)
Fair value as of March 31, 2021	$21,366,500	$45,866,250	$67,232,750
Changes in fair value	(2,122,500)	(4,860,000)	(6,982,500)
Fair value as of June 30, 2021	$19,244,000	$41,006,250	$60,250,250
Changes in fair value	(4,811,000)	(10,327,500)	(15,138,500)
Fair value as of September 30, 2021	$14,433,000	$30,678,750	$45,111,750

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

Results of Operations

Our activity from January 1, 2021 through September 30, 2021 has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination. However, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $15,033,497, which consisted of $27,703 in unrealized gain from the Trust Account, offset by $132,706 in general and administrative costs, but primarily reflecting a non-cash gain of $15,138,500 from the change in fair value of Warrant liabilities.

For the nine months ended September 30, 2021, we had net income of $43,593,418, which consisted of $169,007 in investment income and unrealized gain from the Trust Account, offset by $513,839 in general and administrative costs, but primarily reflecting a non-cash gain of $43,938,250 from the change in fair value of Warrant liabilities.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $1.6 million in our operating bank account for working capital.

Subsequent to the consummation of the Initial Public Offering and the Private Placement Warrants, our liquidity has been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account of approximately $2.0 million as well as an expense reimbursement of approximately $1.2 million. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Related Party Transactions

Founder Shares

On July 13, 2020, our sponsor paid $25,000, to cover certain expenses on our behalf in consideration of 20,125,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On October 23, 2020, our sponsor surrendered 3,593,750 shares, resulting in an aggregate of 16,531,250 Class B ordinary shares outstanding. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding as of September 30, 2021. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A ordinary shares at the time of our Initial Business Combination on a one-for-one basis, subject to adjustments and certain transfer restrictions, as described in more detail below. On October 27, 2020, the Sponsor transferred 15,000 Founder Shares to each of our independent director nominees, at the original per share purchase price. The Founder Shares will be worthless if we do not complete an initial Business Combination.

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

Forward Purchase Agreements

We also entered into a forward purchase agreement simultaneously with the closing of our Initial Public Offering with the Sponsor providing for the purchase of up to 3,000,000 forward purchase units, and with the Zimmer Entity providing for the purchase of up to 27,000,000 forward purchase units, at a purchase price of $10.00 per unit, in private placements to occur concurrently with the closing of our initial Business Combination. Participation by the Forward Purchase Agreement providers is discretionary. However, if requested by the Company, the proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. If we do not consummate an initial Business Combination within 24 months from the closing of our Initial Public Offering, the private placement warrants will expire worthless.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Remeasurement adjustments associated with the redeemable shares of Class ordinary shares are excluded from earnings per share as the redemption value approximates fair value. The Company has not considered the effect of the warrants sold in the initial Public Offering and Private Placement in the calculation of diluted income or loss per share, since the inclusion of such warrants would be anti-dilutive.

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

In accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), the warrants do not meet the criteria for equity classification and must be recorded as liabilities. The Public Warrants and Private Placement Warrants are not indexed to the Company’s own stock and therefore are accounted for as liabilities and, as the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Our warrant agreements, dated as of October 27, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”), include settlement terms and provision related to certain tender offers following a business combination. In consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, we have concluded that such provisions in the Warrant Agreement that relate to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change. The Public Warrants and Private Placement Warrants are not indexed to the Company’s own stock and therefore are accounted for as liabilities and, as the warrants meet the definition of a derivative as contemplated in ASC 815 Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Offering Costs

We comply with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the date of the offering. Offering costs are charged to the statement of operations and temporary equity based on the relative value of the Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of December 31, 2020, the Company had recognized aggregate offering costs of $33,103,735, consisting of $12,150,000 of underwriting fees, $21,262,500 of deferred underwriting fees, $906,235 of other offering costs, and an expense reimbursement of $1,215,000, of which $2,006,624  was immediately expensed, and remaining was charged to temporary equity.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Under this guidance, shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

All of the 60,750,000 Public Shares contain a redemption feature which allows for the redemption of Class A ordinary shares under our liquidation or tender offer/shareholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within our control require the security to be classified outside of shareholders’ equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. In the event of redemptions, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

Accordingly, at September 30, 2021, 60,750,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed on May 25, 2021, and due to a material weakness in internal control over financial reporting which resulted in the restatement described in Note 2 of this filing.

In connection with the restatement discussed in Note 2 of this filing, the company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the company’s Class A ordinary shares subject to redemption.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2021, our management began reviewing and revising the design of our controls and procedures over our accounting for derivative liabilities and equity treatment of Class A Common Stock. Contemplated enhancements include implementation of additional procedures related to documentation of our management’s evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for derivative liabilities and equity treatment of Class A Common Stock as well as consultation with third-party accounting and valuation experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such items.

In light of the previously noted material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Date: November 19, 2021	By:	/s/ C. John Wilder
	Name:	C. John Wilder
	Title:	Chief Executive Officer

Date: November 19, 2021	By:	/s/ Lillian Meyer
	Name:	Lillian Meyer
	Title:	Chief Financial Officer