Form 10-K/A
period 2020-12-31
Bluescape Opportunities Acquisition Corp.
filed 2022-01-10
CIK 1818089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The registrant’s units began trading on the New York Stock Exchange (“NYSE”) on October 27, 2020 and the registrant’s Class A ordinary shares, par value $0.0001, and warrants began separate trading on December 18, 2020.; The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on December 31 2020, as reported on the NYSE, was $630,585,000

As of January 10, 2022, 60,750,000 Class A ordinary shares, par value $0.0001 per share, and 15,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

Bluescape Opportunities Acquisition Corp. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2020 and for the period from July 9, 2020 (inception) through December 31, 2020 (the “Affected Periods”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 8, 2021 (the “Original 10-K”) and subsequently amended on May 25, 2021 (“Amendment No. 1”).

Background of Restatement

In connection with the preparation of the Company’s financial statements for the period ended September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly accounted for some of its Class A common stock subject to possible redemption. Historically, a portion of the Class A ordinary shares was classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Management of the Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable shares of Class A ordinary shares issued in connection with the Company’s initial public offering and subsequent exercise of the underwriters’ overallotment. Pursuant to such re-evaluation, management has concluded that temporary equity should include all Class A ordinary shares regardless of the minimum net tangible assets required to complete the Company’s initial business combination. The Company concluded that the error was material to the previously issued financial statements.

As a result, on November 19, 2021, after consultation between the Company’s management and audit committee, the Company concluded that the financial statements for the Affected Periods should no longer be relied upon and is filing this Amendment No. 2 in order to correct the error in the classification of Class A ordinary shares. This restatement is more fully described in Note 2 of the notes to the financial statements included herein.

The change in classification of the Class A ordinary shares did not have any impact on our liquidity, cash flows, or costs of operating our business, in all the Affected Periods or in any of the periods included in Item 8. Financial Statements and Supplementary Data in this filing. The change in classification of Class A ordinary shares does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations for any of the Affected Periods.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment management concluded a material weakness exists in the Company's internal control over financial reporting and that the Company's disclosure controls and procedures were not effective for the restated periods. For more information, see Item 9A. included in this Amendment.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; and (iv) Part II, Item 9A. Controls and Procedures; and (v) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Amendment No. 1 10-K/A. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K or the Amendment No. 1 10-K/A and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K and the Amendment No. 1 10-K/A have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K or the Amendment No. 1 10-K/A, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K and the Amendment No. 1 10-K/A.

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

Upon the closing of the Initial Public Offering and the Private Placement, $575.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (the “Trust Account”). Upon closing of the underwriters’ Over-Allotment Option, an incremental $32.5 million of net proceeds were also placed in the trust account resulting in $607.5 million of aggregate proceeds. The Trust Account is located in the United States at Citibank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

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

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all of their Class A ordinary shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we are required to comply with the NYSE rules.

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

We may not be able to find a suitable target business and consummate an initial Business Combination within 24 months after the closing of our Initial Public Offering. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial Business Combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

Management subsequently identified errors made in its historical financial statements where the Company improperly classified some of its Class A common stock subject to possible redemption. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company would require common stock subject to redemption to be classified outside of permanent equity. Historically, a portion of the Class A ordinary shares was classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Our management and our audit committee concluded that, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020. See “Our Class A ordinary shares are classified as temporary equity, outside of permanent equity, at each period.” As part of such process, we identified an additional material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

As a result of these material weaknesses and the related restatements to the change in accounting for the Warrants, and the reclassification of Class A ordinary shares as temporary equity outside of permanent equity at each period, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Remeasurement adjustments associated with the redeemable shares of Class ordinary shares are excluded from earnings per share as the redemption value approximates fair value. The Company has not considered the effect of the warrants sold in the initial Public Offering and Private Placement in the calculation of diluted income (loss) per share, since the inclusion of such warrants would be anti-dilutive.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Under this guidance, shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 60,750,000 Class A ordinary shares subject to possible redemption is presented, at redemption value, as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

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

Offering Costs

Offering costs consisted of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with issuance of the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. As of December 31, 2020, the Company had recognized aggregate offering costs of $33,103,735, consisting of $12,150,000 of underwriting fees, $21,262,500 of deferred underwriting fees, $906,235 of other offering costs, and an expense reimbursement of $1,215,000, of which $2,006,624 was immediately expensed, and remaining was allocated to Class A ordinary shares, reducing the carrying amount of such shares.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Derivative Instruments and Temporary Equity as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Exchange Act) were not effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). On April 8, 2021, we filed the original form 10-K. At that time, our Chief Executive Officer and our Chief Financial Officer had performed an evaluation and concluded that our internal control over financial reporting was effective as of that date, December 31, 2020. Subsequent to performing that evaluation, the SEC published the SEC Warrant Accounting Statement, which resulted in our reconsideration of the accounting treatment of our Derivative Instruments and the restatement of our financial statements described in the 10-K Amendment filed on May 25, 2021. As part of the restatement, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness in our internal control over financial reporting related to our accounting for warrants. In connection with the Amendment No. 2 discussed in Note 2 of this filing, the Company’s management further reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s Class A ordinary shares subject to redemption. Notwithstanding the material weaknesses identified as a result of these restatements and error corrections, management has concluded that our audited financial statements included in the Amendment are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

This Amendment does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Our management is reviewing and revising the design of our controls and procedures over our accounting for derivative liabilities and equity treatment of Class A Common Stock. Contemplated enhancements include implementation of additional procedures related to documentation of our management’s evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for derivative liabilities and equity treatment of Class A Common Stock as well as consultation with third-party accounting and valuation experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such items.

In light of the previously noted material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

	Class A Ordinary Shares		Class B Ordinary Shares(4)		Approximate Percentage of Outstanding
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Ordinary Shares Beneficially Owned
Bluescape Sponsor LLC (Our Sponsor)(2)	—	—	15,142,500	99.7%	19.9%
C. John Wilder(2)	—	—	15,142,500	99.7%	19.9%
Jonathan Siegler	—	—	—	—	—
Lillian Meyer	—	—	—	—	—
Curtis Hébert, Jr.(3)	—	—	15,000	*	*
Graham van’t Hoff(3)	—	—	15,000	*	*
Duncan Palmer(3)	—	—	15,000	*	*
Naya Capital Management UK Ltd.(4)	10,000,000	16.5%	—	—	13.2%
Brahman Management, L.L.C.(5)	7,872,248	13.0%	—	—	10.4%
Nomura Holdings, Inc.(6)	6,000,000	9.9%	—	—	7.9%
Adage Capital Partners, L.P.(7)	5,175,000	8.5%	—	—	6.8%
SteelMill Master Fund LP(8)	3,779,069	6.2%	—	—	5.0%
All directors and executive officers as a group (6 individuals)(2)	—	—	15,187,500	100.0%	20.0%

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of our shareholders is 200 Crescent Court, Suite 1900, Dallas, TX 75201.

(2)	The shares reported above are held in the name of our Sponsor. Our Sponsor is controlled by Mr. Wilder. Interest shown consists solely of Founder Shares, classified as Class B ordinary shares. Such shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment. Excludes Forward Purchase Shares that will only be issued, if at all, at the time of our initial Business Combination. The business address of our Sponsor is c/o Bluescape Sponsor, LLC, 200 Crescent Court, Suite 1900, Dallas, TX 75201.

(3)	Does not include any shares indirectly owned by this individual as a result of his membership interest in our sponsor. Interest shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment.

(4)	Based upon the Statement on Schedule 13G filed by Naya Capital Management UK Ltd. (“Naya”) on November 10, 2020. Consists of Class A ordinary shares underlying units held for certain funds (the “Naya Funds”) to which Naya serves as the investment manager. Masroor Siddiqui (“Mr. Siddiqui”) serves as the controlling person of Naya and has the power to vote the Class A ordinary shares beneficially owned by the Naya Funds. The address of the business office of each of the Reporting Persons is 54 Baker Street, London W1U 7BU.

(5)	Based upon the Statement on Schedule 13G filed by Brahman Capital Corp. on February 16, 2021 (“Brahman Funds”). Consists of Class A ordinary shares underlying units held for the account of Braham Capital Corp. Braham Management, L.L.C. is the general partner of the Brahman Funds. Robert J. Sobel and Mitchell A. Kuflik, are the managing members of the Braham Funds and general partners of Brahman Management, L.L.C. Messrs. Sobel and Kuflik, as managing members of the Brahman Funds, have shared power to vote the Class A ordinary shares beneficially owned by the Brahman Funds. The address of the business office of each of the Reporting Persons is 655 Third Avenue, 11th Floor, New York, NY 10017.

(6)	Based upon the Statement on Schedule 13G filed by Nomura Holdings, Inc. on February 16, 2021. Consists of Class A ordinary shares underlying units held for the account of Nomura Holdings, Inc. The shares are beneficially owned by Nomura Global Financial Products, Inc. (“NGFP”). NGFP is a wholly owned subsidiary of Nomura Holdings, Inc. Nomura Holdings, Inc. and NGFP, have shared power to vote the Class A ordinary shares beneficially owned by Nomura Holdings, Inc. The address of the business office of each of the Reporting Persons is Worldwide Plaza, 309 West 49th Street, New York, NY, 10019

(7)	Based upon the Statement on Schedule 13G filed by Adage Capital Partners, L.P. (“ACP”) on November 9, 2020. Consists of Class A ordinary shares underlying units held for the account of Adage Capital Partners, L.P. (“ACP”). Adage Capital Partners GP, L.L.C. (“ACPGP”) is the general partner of ACP. Adage Capital Advisors, L.L.C., (“ACA”), is the managing member of ACPGP and general partner of ACP. Robert Atchinson and Phillip Gross are managing members of ACA. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the Class A ordinary shares beneficially owned by ACP. Neither Mr. Atchinson nor Mr. Gross directly own any Class A ordinary shares. The address of the business office of each of the Reporting Persons is 200 Clarendon Street, [5]2nd Floor, Boston, Massachusetts 02116.

(8)	Based upon the Statement on Schedule 13G/A filed by SteelMill Master Fund LP (“SteelMill”) on February 12, 2021. Consists of Class A ordinary shares underlying units held for the account of PointState Holdings LLC (“PointState Holdings”), which serves as the general partner of SteelMill. PointState Capital LP (“PointState”), serves as the investment manager to SteelMill. PointState Capital GP LLC, (“PointState GP”) serves as the general partner of PointState. Zachary J. Schreiber (“Mr. Schreiber”), an individual, who serves as managing member of PointState Holdings and PointState GP. Mr. Schreiber, as managing members of PointState, has the power to vote the Class A ordinary shares beneficially owned by SteelMill. The address of the business office of each of the Reporting Persons is care of PointState Capital LP, 40 West [5]7th Street, [2]5th Floor, New York, NY 10019.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Bluescape Opportunities Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Bluescape Opportunities Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from July 9, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the period from July 9, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Portland, ME

April 8, 2021, except for the effects of the restatement discussed in Note 2 – Restatement No. 1, as to which the date is May 24, 2021, and Note 2 – Restatement No. 2, as to which the date is January 10, 2022.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

BALANCE SHEET

(As Restated – See Note 2)

December 31, 2020
Assets:
Current assets:
Cash	$2,687,399
Prepaid expenses	310,857
Total current assets	2,998,256
Investments held in Trust Account	607,602,520
Total Assets	$610,600,776

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$835,989
Total current liabilities	835,989
Deferred underwriting commissions	21,262,500
Warrant liabilities	89,050,000
Total liabilities	111,148,489

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 60,750,000 shares at $10.00 per share redemption value	607,500,000

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 0 shares issued and outstanding (excluding 60,750,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,187,500 shares issued and outstanding	1,519
Additional paid-in capital	—
Accumulated deficit	(108,049,232)
Total shareholders’ equity	(108,047,713)
Total Liabilities and Shareholders’ Equity	$610,600,776

The accompanying notes are an integral part of these financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 9, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated – See Note 2)

Formation expenses	$25,000
General and administrative expenses	146,497
Loss from operations	(171,497)
Other income (expense):
Gain on investments	102,519
Offering costs allocated to warrant liabilities	(2,006,624)
Stock compensation expense – private placement warrants	(2,921,000)
Change in fair value of warrant liabilities	(35,589,000)
Net income (loss)	$(40,585,602)
Weighted average shares outstanding of Class A ordinary shares	21,779,240
Basic and diluted net income (loss) per ordinary share, Class A	$(1.12)
Weighted average shares outstanding of Class B ordinary shares	14,607,822
Basic and diluted net income (loss) per ordinary share, Class B	$(1.12)

The accompanying notes are an integral part of these financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 9, 2020
(INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated – See Note 2)

	Ordinary Shares
	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of July 9, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	16,531,250	1,653	23,347	—	25,000
Forfeiture of Founder Shares	—	—	(1,343,750)	(134)	134	—	—
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	—	(23,481)	(67,463,630)	(67,487,111)
Net loss	—	—	—	—	—	(40,585,602)	(40,585,602)
Balance as of December 31, 2020	—	$—	15,187,500	$1,519	$—	$(108,049,232)	$(108,047,713)

(1)    Share amount has been retroactively restated to give effect to share surrenders of 3,593,750 shares (Note 6).

The accompanying notes are an integral part of these financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

 STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 9, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated – See Note 2)

Cash Flows from Operating Activities:
Net loss	$(40,585,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investment	(102,519)
Change in fair value of warrant liabilities	35,589,000
Stock compensation expense – private placement warrants	2,921,000
Offering costs allocated to warrant liabilities	2,006,624
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	400,988
Prepaid expenses	(310,857)
Net cash used in operating activities	(81,366)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(607,500,000)
Net cash used in operating activities	(607,500,000)

Cash Flows From Financing Activities
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds received from initial public offering	607,500,000
Proceeds from promissory note – related party	298,067
Proceeds received from private placement	14,150,000
Repayment of promissory note – related party	(298,067)
Payment of offering costs	(11,406,235)
Net cash provided by financing activities	610,268,765

Net change in cash	2,687,399

Cash - beginning of the period	—
Cash - end of the period	$2,687,399

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	435,001
Deferred offering costs included in note payable	295,175
Deferred underwriting commissions in connection with the initial public offering	21,262,500
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	53,461,000
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	67,487,111

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Note 2 – Restatement of Previously Issued Financial Statements

Restatement No. 1

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

After consultation with the Company’s independent registered public accounting firm, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from July 9, 2020 (inception) through December 31, 2020, as previously reported. The impact of the restatement on the Company's financial statements is reflected in the following tables.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of December 31, 2020
Warrant liabilities	$—	$89,050,000	$89,050,000
Total liabilities	22,098,489	89,050,000	111,148,489
Class A ordinary shares subject to possible redemption	583,502,284	(89,050,000)	494,452,284
Class A ordinary shares	240	891	1,131
Additional paid-in capital	5,067,222	40,515,733	45,582,955
Accumulated deficit	(68,978)	(40,516,624)	(40,585,602)

Statement of Operations for the Period From July 9, 2020 (Inception) through December 31, 2020
Change in fair value of warrant liabilities	$—	$(35,589,000)	$(35,589,000)
Stock compensation expense – private placement warrants	—	(2,921,000)	(2,921,000)
Offering costs		(2,006,624)	(2,006,624)
Net loss	(68,978)	(40,516,624)	(40,585,602)
Weighted average ordinary shares subject to possible redemption	57,571,209	(5,284,009)	52,287,200
Weighted average non-redeemable ordinary shares outstanding	16,661,914	767,215	17,429,129
Basic and diluted net loss per non-redeemable ordinary share	$(0.01)	$(2.32)	$(2.33)

Statement of Cash Flows for the Period From July 9, 2020 (Inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(68,978)	$(40,516,624)	$(40,585,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	—	35,589,000	35,589,000
Stock compensation expense – private placement warrants		2,921,000	2,921,000
Offering costs	—	2,006,624	2,006,624
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	582,269,811	(53,461,000)	528,808,811
Change in value of Class A ordinary shares subject to possible redemption	1,232,473	(35,589,000)	(34,356,527)
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	$—	$53,461,000	$53,461,000

Restatement No. 2

In connection with the preparation of the Company’s financial statements for the period ended September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly accounted for some of its Class A common stock subject to possible redemption. Historically, a portion of the Class A ordinary shares was classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Management of the Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable shares of Class A ordinary shares issued in connection with the Company’s initial public offering and subsequent exercise of the underwriters’ overallotment. Pursuant to such re-evaluation, management has concluded that temporary equity should include all Class A ordinary shares regardless of the minimum net tangible assets required to complete the Company’s initial business combination. The Company concluded that the error was material to the previously issued financial statements and is filing this Amendment No. 2 to reflect a further restatement resulting from this reclassification.

As a result, on November 19, 2021, after consultation between the Company’s management and audit committee, the Company concluded that the financial statements as of December 31, 2020 and for the period from July 9, 2020 (inception) through December 31, 2020, as previously restated, should no longer be relied upon and are to be restated in order to correct the error in the classification of Class A ordinary shares.

There has been no change in the Company’s total assets, liabilities or operating results.

The following tables summarize the effect of the restatement related to Restatement No. 2 on each financial statement line item as of the dates, and for the period, indicated:

Balance Sheet as of December 31, 2020	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$494,452,284	$113,047,716	$607,500,000
Class A ordinary shares	$1,131	$(1,131)	$—
Additional paid-in capital	$45,582,955	$(45,582,955)	$—
Accumulated deficit	$(40,585,602)	$(67,463,630)	$(108,049,232)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(113,047,716)	$(108,047,713)

Statement of Changes in Shareholders’ Equity For The Period From July 9, 2020 (Inception) Through December 31, 2020	As Previously Reported	Adjustment	As Restated
Sale of 60,750,000 Units in Initial Public Offering, net	$571,110,000	$(571,110,000)	$—
Ordinary shares subject to possible redemption	$(494,452,150)	$494,452,150	$—
Underwriters’ discount and offering costs	$(31,097,111)	$31,097,111	$—
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	$—	$(67,487,111)	$(67,487,111)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(113,047,716)	$(108,047,713)

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Statement of Operations for the Period from July 9, 2020 (Inception) through December 31, 2020	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding of Class A ordinary shares	52,287,200	30,507,960	21,779,240
Basic and diluted net income (loss) per share, Class A	$0.00	$(1.12)	$(1.12)
Weighted average shares outstanding of Class B ordinary shares	17,429,129	(2,821,307)	14,607,822
Basic and diluted net income (loss) per share, Class B	$(2.33)	$1.21	$(1.12)

Statement of Cash Flows for the Period From July 9, 2020 (Inception) through December 31, 2020	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$528,808,811	$78,691,189	$607,500,000
Change in value of Class A ordinary shares subject to possible redemption	$(34,356,527)	$34,356,527	$—
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	$67,487,111	$67,487,111

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash and cash equivalents as of December 31, 2020.

Offering Costs

Offering costs consisted of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with issuance of the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. As of December 31, 2020, the Company had recognized aggregate offering costs of $33,103,735, consisting of $12,150,000 of underwriting fees, $21,262,500 of deferred underwriting fees, $906,235 of other offering costs, and an expense reimbursement of $1,215,000, of which $2,006,624 was immediately expensed, and remaining was allocated to Class A ordinary shares, reducing the carrying amount of such shares.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

In accordance with Accounting Standards Codification ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, the warrants do not meet the criteria for equity classification and must be recorded as liabilities. The Public Warrants and Private Placement Warrants are not indexed to the Company’s own stock and therefore are accounted for as liabilities and, as the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

The Company’s warrant agreements, dated as of October 27, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”), include settlement terms and provision related to certain tender offers following a business combination. In consideration of the guidance in Accounting Standards Codification 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, the Company has concluded that such provisions in the Warrant Agreement that relate to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change. The Public Warrants and Private Placement Warrants are not indexed to the Company’s own stock and therefore are accounted for as liabilities and, as the warrants meet the definition of a derivative as contemplated in ASC 815 Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Remeasurement adjustments associated with the redeemable shares of Class ordinary shares are excluded from earnings per share as the redemption value approximates fair value. The Company has not considered the effect of the warrants sold in the initial Public Offering and Private Placement in the calculation of diluted income (loss) per share, since the inclusion of such warrants would be anti-dilutive.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Class A Ordinary Shares Subject to Possible Redemption (As Restated, see Note 2)

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Under this guidance, shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 60,750,000 Class A ordinary shares subject to possible redemption is presented, at redemption value, as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

As of December 31, 2020, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$607,500,000
Less
Proceeds allocated to Public Warrants	$(36,390,000)
Class A ordinary shares issuance costs	$(31,097,111)
Plus
Remeasurement of carrying value to redemption value	$67,487,111

Class A ordinary shares subject to possible redemption	$607,500,000

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Recent Accounting Standards

In August 2020, FASB issued Accounting Standards Update 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 – Initial Public Offering

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Ordinary Shares

The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2020, there were 60,750,000 shares of Class A ordinary shares subject to possible redemption which are presented in temporary equity.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 10 – Net Income (Loss) per Ordinary Share (As Restated, see Note 2)

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the initial Public Offering and Private Placement in the calculation of diluted net income (loss) per share, since the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

Class A ordinary shares subject to possible redemption	2020
Numerator: Net income (loss) allocated to Class A ordinary shares subject to possible redemption	$(24,292,249)
Denominator: Weighted average Class A ordinary shares subject to possible redemption outstanding	21,779,240
Basic and diluted net income (loss) per Class A ordinary share, subject to possible redemption	$(1.12)

Class B non-redeemable ordinary shares
Numerator: Net income (loss)	$(40,585,602)
Net income (loss) allocated to Class A ordinary shares subject to possible redemption	(24,292,249)
Net income (loss) allocated to Non-redeemable Class B shares	$(16,293,353)
Denominator: Weighted average Non-redeemable Class B ordinary shares outstanding	14,607,822
Basic and diluted net income (loss) per Non-redeemable Class B ordinary share	$(1.12)

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

Initial Measurement

The Company established the initial fair value for the Warrants on October 27, 2020, the date of the Company’s Initial Public Offering, and on November 12, 2020 with respect to the additional warrants issued upon the underwriters’ partial exercise of the over-allotment option, both using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) and Class B ordinary shares (Shareholders’ equity) based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	October 27, 2020 (Initial Measurement)	November 12, 2020 (Over- Allotment option exercise)	December 31, 2020
Risk-free interest rate	0.51%	0.52%	0.51%
Expected term (years)	6	6	6
Expected volatility	12%	12%	16%
Exercise price	$11.50	$11.50	$11.50

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

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BOAC.WS. The Company determined the fair value of the Private Placement Warrants using a Monte Carlo simulation model. . As such, the Private Placement Warrants are classified as Level 3.

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

Dated: January 10, 2022	By:	/s/ C. John Wilder
	Name:	C. John Wilder
	Title:	Chief Executive Officer

Dated: January 10, 2022	By:	/s/ Lillian Meyer
	Name:	Lillian Meyer
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ C. John Wilder	Chief Executive Officer and Chairman of the Board	January 10, 2022
C. John Wilder

/s/ Lillian Meyer	Chief Financial Officer	January 10, 2022
Lillian Meyer	(Principal Financial and Accounting Officer)

/s/ Jonathan Siegler	Chief Operating Officer and Director	January 10, 2022
Jonathan Siegler

/s/ Curtis Hébert, Jr.	Director	January 10, 2022
Curtis Hébert, Jr.

/s/ Graham van’t Hoff	Director	January 10, 2022
Graham van’t Hoff

/s/ Duncan Palmer	Director	January 10, 2022
Duncan Palmer