Form 10-K
period 2021-12-31
Bluescape Opportunities Acquisition Corp.
filed 2022-04-15
CIK 1818089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The registrant’s units began trading on the New York Stock Exchange (“NYSE”) on October 27, 2020 and the registrant’s Class A ordinary shares, par value $0.0001, and warrants began separate trading on December 18, 2020.; The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2021, as reported on the NYSE, was $595,957,500

As of April 15, 2022, 60,750,000 Class A ordinary shares, par value $0.0001 per share, and 15,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

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

We intend to identify and complete our initial Business Combination with a company that (i) complements the experiences and skills of our management team and (ii) can benefit from our team’s operational and investment expertise. We will focus our efforts on opportunities we feel have a competitive advantage and where we believe that we are best situated to enhance the value of the business after completion of the Business Combination. We intend to employ a proactive, disciplined and highly selective acquisition process leveraging our management and board of directors’ extensive proprietary network of operating partners, executives, investors and advisors. This network has been developed through demonstrated success in both investing in and operating businesses including:

● Transforming underperforming companies into high performance businesses;

● Developing and growing companies, both organically and through acquisitions and strategic transactions;

● Sourcing, structuring, acquiring, and selling businesses;

● Accessing the capital markets across various business cycles;

● Fostering relationships with sellers, capital partners and target management teams; and

● Delivering above market investment return over long periods.

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

Acquisition Process

Our objective is to find and execute an acquisition opportunity at an attractive valuation, enhance the business value through improvements, grow the company (both organically and through strategic acquisitions), and ultimately create shareholder value. We believe our management team is well positioned to identify and capture an attractive Business Combination opportunity. Our acquisition and sourcing process is outlined below:

● Leverage Broad and Extensive Network

● Capitalize on sponsor’s history of managing multi-billion dollar platforms

● Utilize sponsor’s multi asset class institutional investing expertise

● Seek Out Bottom of Cycle Investment Opportunities

● Employ fundamentals driven/value oriented approach

● Source opportunities from sponsor’s proprietary network

● Generate attractive returns through unique transaction structuring

● Maximize Value Through Business Improvements

● Operational/commercial improvements

● Improved execution of growth capital and asset repositioning

● Accelerate portfolio repositioning

● Attract Quality Partners

● Underpinned by permanent capital

● Values alignment through sponsor’s active participation

● Long term continuing equity interest

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

● subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination; and

● cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Under the NYSE’s listing rules, shareholder approval would typically be required for our initial Business Combination if, for example:

● We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

● Any of our directors, officers or substantial security holder (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1%or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

● The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

● the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

● the expected cost of holding a shareholder vote;

● the risk that the shareholders would fail to approve the proposed business combination;

● other time and budget constraints of the company; and

● traditional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

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

If we held a shareholder vote to approve our initial Business Combination, we will, pursuant to our amended and restated memorandum and articles of association:

● conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

● file proxy materials with the SEC.

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

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

● conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

● file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. If we cease to qualify as an emerging growth company and we are deemed to be either a large accelerated filer or an accelerated filer, we will also be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The 24 month window to consummate an initial Business Combination raises substantial doubt about our ability to continue as a going concern.

As more fully described in Note 1 to the financial statements, our business plan is dependent on the completion of a business combination, and if we are unable to complete a business combination by October 27, 2022, then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Our plans in regard to these matters are described in Note 1. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our independent auditors have included an Explanatory Paragraph on our ability to continue as a going concern in their audit opinion.

As more fully described in the audit opinion preceding the financial statements herein, our independent auditors have included an Explanatory Paragraph regarding our ability to continue as a going concern and noting that the accompanying financial statements have been prepared assuming that the we will continue as a going concern and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

If the NYSE delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

● a limited availability of market quotations for our securities;

● reduced liquidity for our securities;

● a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

● a limited amount of news and analyst coverage; and

● a decreased ability to issue additional securities or obtain additional financing in the future.

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

Of the net proceeds of our Initial Public Offering and the sale of the private placement warrants, as of December 31, 2021, only $1,475,194 was available to us outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 24 months following the closing of our Initial Public Offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

● restrictions on the nature of our investments; and

● restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

● registration as an investment company with the SEC;

● adoption of a specific form of corporate structure; and

● reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,293 and imprisonment for five years in the Cayman Islands.

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

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association will provide, among other things, that prior to or in connection with our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial Business Combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial Business Combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

● may significantly dilute the equity interest of investors in our Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

● may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

● could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

● may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

● may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

● may not result in adjustment to the exercise price of our warrants.

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

On July 13, 2020, our sponsor paid $25,000 to cover certain expenses on our behalf in consideration of 20,125,000 Class B ordinary shares, par value $0.0001. On October 23, 2020, our sponsor surrendered 3,593,750 shares, resulting in an aggregate of 16,531,250 Class B ordinary shares outstanding. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding as of December 31, 2021 and 2020. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to the company by the number of founder shares issued. Founder Shares have been surrendered so as to maintain the number of Founder Shares, on an as converted basis, at 20% of our issued and outstanding ordinary shares. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our sponsor and the Zimmer Entity pursuant to written agreements, purchased an aggregate of 14,150,000 private placement warrants in private placements (13,500,000 simultaneously with the Initial Public Offering and 650,000 additional in connection with the underwriters’ over-allotment option exercise), each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($14,150,000 in the aggregate). If we do not consummate an initial Business Combination within 24 months from the closing of our Initial Public Offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 24-month anniversary of the closing of our Initial Public Offering nears, which is the deadline for our consummation of an initial Business Combination.

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

Although we have no current commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

● default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

● acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

● our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

● our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

● our inability to pay dividends on our Class A ordinary shares;

● using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

● limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

● increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

● limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial Business Combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

● solely dependent upon the performance of a single business, property or asset; or

● dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls in our Annual Report on Form 10-K for the year ended December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

As a result, included on our balance sheets as of December 31, 2021 and 2020, contained elsewhere in this Annual Report, are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

We identified material weaknesses in our internal control over financial reporting as of December 31, 2021 and 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Management subsequently identified errors made in its historical financial statements where the Company improperly classified some of its Class A common stock subject to possible redemption, failed to recognize stock based compensation expense related to its Directors, and failed to recognize the underwriters’ overallotment option liability. Our management and our audit committee concluded that, it was appropriate to revise such amounts herein as and for the period ended December 31, 2020. As part of such process, we identified an additional material weakness in our internal controls over financial reporting.

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

As a result of these material weaknesses and the related restatements to the change in accounting for the Warrants, and the reclassification of Class A ordinary shares as temporary equity outside of permanent equity at each period, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this filing, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

Only holders of our founder shares will have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

● we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;

● we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

● we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

● costs and difficulties inherent in managing cross-border business operations;

● rules and regulations regarding currency redemption;

● complex corporate withholding taxes on individuals;

● claws governing the manner in which future Business Combinations may be effected;

● exchange listing and/or delisting requirements;

● tariffs and trade barriers;

● regulations related to customs and import/export matters;

● local or regional economic policies and market conditions;

● unexpected changes in regulatory requirements;

● longer payment cycles;

● tax issues, such as tax law changes and variations in tax laws as compared to the United States;

● currency fluctuations and exchange controls;

● rates of inflation;

● challenges in collecting accounts receivable;

● cultural and language differences;

● employment regulations;

● underdeveloped or unpredictable legal or regulatory systems;

● corruption;

● protection of intellectual property;

● social unrest, crime, strikes, riots and civil disturbances;

● regime changes and political upheaval;

● terrorist attacks, natural disasters and wars; and

● deterioration of political relations with the United States.

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

Holders

As of April 15, 2022, there was one holder of record of our units, 2 holders of record of our separately traded shares of Class A ordinary shares and there were 3 holders of record of our separately traded public warrants.

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

Performance Graph

Comparison of Cumulative Total Return*

Among Bluescape Opportunities Acquisition Corp., the S&P 500 Index, and the Russell 2000 Index

*

$100 invested on October 27, 2020 in stock or index, including reinvestment of dividends. For the period from October 27, 2020 through December 17, 2021, reflects the price of a unit, as separate trading of shares commenced on December 18, 2020.

	10/27/2020	12/31/2021
Bluescape Opportunities Acquisition Corp.	$100.00	$101.60
S&P 500	$100.00	$143.03
Russell 2000	$100.00	$142.93

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

Results of Operations

Our entire activity from July 9, 2020 (inception) through December 31, 2020 relates to our formation and execution of our Initial Public Offering, which was consummated on October 27, 2020. Since such offering, for the year  ended December 31, 2021, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination. However, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the period from July 9, 2020 (inception) through December 31, 2020, we had a net loss of $40,414,517, which consisted of $102,519 in investment income from the Trust Account, a $294,855 non-cash gain related to expiration of the unexercised portion of the underwriters’ overallotment option, offset by $295,267 in combined formation and general and administrative costs, $2,006,624 of offering costs, $2,921,000 of stock compensation expense related to the private placement warrants, and a non-cash loss from the change in fair value of warrant liabilities of $35,589,000.

For the year ended December 31, 2021, we had net income of $50,729,169, which consisted primarily of a non-cash gain from the change in fair value of warrant liabilities of $51,507,500.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $2.7 million in our operating bank account for working capital. As of December 31, 2021 we had approximately $1.5 million in our operating bank account for working capital.

Our liquidity needs up to September 30, 2020 were satisfied through a $25,000 contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and the advancement of funds by our Sponsor of $298,067 under a promissory note (the “Note”) to us to cover for offering costs in connection with the Initial Public Offering. We fully repaid the Note on October 30, 2020 and no amounts under the Note were outstanding as of December 31, 2021 or 2020. Subsequent to the consummation of the Initial Public Offering and the Private Placement Warrants, our liquidity has been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account of approximately $2.0 million as well as an expense reimbursement of approximately $1.2 million. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loans.

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

We will be using our existing working capital funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Going Concern Consideration

As more fully described in Note 1 to the financial statements, our business plan is dependent on the completion of a business combination, and if we are unable to complete a business combination by October 27, 2022, then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Our plans in regard to these matters are described in Note 1. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares

On July 13, 2020, our sponsor paid $25,000, to cover certain expenses on our behalf in consideration of 20,125,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On October 23, 2020, our sponsor surrendered 3,593,750 shares, resulting in an aggregate of 16,531,250 Class B ordinary shares outstanding. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding as of December 31, 2021 and 2020. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A ordinary shares at the time of our Initial Business Combination on a one-for-one basis, subject to adjustments and certain transfer restrictions, as described in more detail below. On October 27, 2020, the Sponsor transferred 15,000 Founder Shares to each of our independent director nominees, at the original per share purchase price. The Founder Shares will be worthless if we do not complete an initial Business Combination.

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

Related Party Loans and Advances

Our Sponsor had agreed to loan us an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to the terms of a related party promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. We fully repaid the Note on October 30, 2020 and no amounts under the Note were outstanding as of December 31, 2021 or 2020.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Under this guidance, shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 60,750,000 Class A ordinary shares subject to possible redemption is presented, at redemption value, as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

In accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), the warrants do not meet the criteria for equity classification and must be recorded as liabilities. The Public Warrants and Private Placement Warrants are not indexed to the Company’s own stock and therefore are accounted for as liabilities and, as the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

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

Offering Costs

Offering costs consisted of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-

operating expenses in the statement of operations. Offering costs associated with issuance of the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. As of December 31, 2020, the Company had recognized aggregate offering costs of $33,103,735, consisting of $12,150,000 of underwriting fees, $21,262,500 of deferred underwriting fees, $906,235 of other offering costs, and an expense reimbursement of $1,215,000, of which $2,006,624 was immediately expensed, and remaining was allocated to Class A ordinary shares, reducing the carrying amount of such shares.

Off-Balance Sheet Arrangements

Under Item 3030(b)(1), a registrant is no longer required to disclose its off-balance-sheet arrangements in a separately caption section; however, in accordance with Instruction 8 to Item 303(b), a registrant must disclose material off-balance-sheet arrangement as part of the Liquidity and Capital resources discussion.

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021 and 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the events that led to the Company’s previous restatement of its financial statements to reclassify the Company’s Derivative Instruments and Temporary Equity, as of December 31, 2021, our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Exchange Act) were not effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021 and 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). On April 8, 2021, we filed the original form 10-K. At that time, our Chief Executive Officer and our Chief Financial Officer had performed an evaluation and concluded that our internal control over financial reporting was effective as of that date, December 31, 2020. Subsequent to performing that evaluation, the SEC published the SEC Warrant Accounting Statement, which resulted in our reconsideration of the accounting treatment of our Derivative Instruments and the restatement of our financial statements described in the 10-K Amendment filed on May 25, 2021. As part of the restatement, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021 and 2020, due to a material weakness in our internal control over financial reporting related to our accounting for warrants. In connection with the Amendment No. 2 filed on January 10, 2022, the Company’s management further reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s Class A ordinary shares subject to redemption. Management subsequently identified errors made in its historical financial statements where the Company improperly classified some of its Class A common stock subject to possible redemption, failed to recognize stock based compensation expense related to its Directors, and failed to recognize the underwriters’ overallotment option liability. Management and the audit committee concluded that, it was appropriate to revise such amounts herein as and for the period ended December 31, 2020. As part of such process, the Company identified an additional material weakness in our internal controls over financial reporting.

Notwithstanding the material weaknesses identified as a result of these restatements and error corrections, management has concluded that our audited financial statements included in the herein are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

The Amendments do not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

In light of the restatement of our financial statements included in the Amendments, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and officers are as follows:

Name	Age	Position
C. John Wilder	63	Executive Chairperson, Non-Independent Director and Chief Executive Officer
Jonathan Siegler	50	President and Chief Operating Officer, Non-independent Director
Tristan Yopp	36	Chief Financial Officer
Curtis Hébert, Jr.	59	Independent Director
Graham van’t Hoff	60	Independent Director
Duncan Palmer	56	Independent Director
Greg Gordon	50	Independent Non-Voting Board Observer

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

Tristan Yopp serves as Chief Financial Officer. Mr. Yopp has over 14 years of experience in financial reporting, corporate development, M&A, and business transformation. He is also a vice president of Bluescape Energy Partners. In this capacity, he is responsible for deal evaluation, diligence, negotiation, structuring, and post-closing portfolio management. Previously, he served as a Senior Manager of Financial Planning & Analysis at Celanese (NYSE: CE) where he oversaw three international business lines. Mr. Yopp originally joined Bluescape in 2018 and is involved in all areas of the firm’s investment activities, with a dedicated focus on utilities, renewables and special situations. Mr. Yopp began his career in the audit practice at KPMG.

Mr. Yopp holds a Master’s in Business Administration from The University of Texas and a Bachelor’s degree in Accounting and Business Administration from Centenary College. He is a Certified Public Accountant (CPA).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Class A ordinary shares as of April 15, 2022 by:

● each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A ordinary shares

● each of our directors and executive officers; and

● all our directors and executive officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Class A ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of April 15, 2022.

On July 13, 2020, our Sponsor purchased 20,125,000 shares of the Company’s Class B ordinary shares for an aggregate price of $25,000. On October 23, 2020, our Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the subsequent underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding as of December 31, 2021 and 2020. On October 27,

2020, the Sponsor transferred 15,000 Founder Shares to each of our independent director nominees, at the original per share purchase price. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments.

Unless otherwise specified, the business address of each person listed below is c/o 200 Crescent Court, Suite 1900, Dallas, TX 75201. Unless otherwise specified, the percentages set forth in the table below are based upon 75,937,500 ordinary shares, which includes 60,750,000 Class A ordinary shares underlying the units sold in our initial public offering, and 15,187,500 Class B ordinary shares outstanding as of April 15, 2022. Class A ordinary shareholders and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided, that holders of our Class B ordinary shares have the right to appoint all of our directors prior to our initial business combination and holders of our Class A ordinary shares are not entitled to vote on the appointment of directors during such time.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares(4)
					Approximate
					Percentage of
					Outstanding
	Number of		Number of		Ordinary
	Shares	Approximate	Shares	Approximate	Shares
	Beneficially	Percentage	Beneficially	Percentage	Beneficially
Name and Address of Beneficial Owner(1)	Owned	of Class	Owned	of Class	Owned
Bluescape Sponsor LLC (Our Sponsor)(2)	—	—	15,142,500	99.7%	19.9%
C. John Wilder(2)	—	—	15,142,500	99.7%	19.9%
Jonathan Siegler	—	—	—	—	—
Tristan Yopp	—	—	—	—	—
Curtis Hébert, Jr.(3)	—	—	15,000	*	*
Graham van’t Hoff(3)	—	—	15,000	*	*
Duncan Palmer(3)	—	—	15,000	*	*
Naya Capital Management UK Ltd.(4)	9,692,410	16.0%	—	—	12.8%
Brahman Management, L.L.C.(5)	4,555,427	7.5%	—	—	6.0%
Nomura Holdings, Inc.(6)	6,000,000	9.9%	—	—	7.9%
Adage Capital Partners, L.P.(7)	5,175,000	8.5%	—	—	6.8%
SteelMill Master Fund LP(8)	3,779,069	6.2%	—	—	5.0%
D. E. Shaw Valence Portfolios, L.L.C.(9)	3,420,631	5.6%	—	—	4.5%
All directors and executive officers as a group (6 individuals)(2)	—	—	15,187,500	100.0%	20.0%

*	Less than 1%
(1)	Unless otherwise noted, the business address of each of our shareholders is 200 Crescent Court, Suite 1900, Dallas, TX 75201.
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

(4)

Based upon the Statement on Schedule 13G/A filed by Naya Capital Management UK Ltd. (“Naya”) on August 4, 2021. Consists of Class A ordinary shares underlying units held for certain funds (the “Naya Funds”) to which Naya serves as the investment manager. Masroor Siddiqui (“Mr. Siddiqui”) serves as the controlling person of Naya and has the power to vote the Class A ordinary shares beneficially owned by the Naya Funds. The address of the business office of each of the Reporting Persons is 54 Baker Street, London W1U 7BU.

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

(9)

Based upon the Statement on Schedule 13G filed by D. E. Shaw & Co., L.L.C. on December 23, 2021. Consists of Class A ordinary shares underlying units held for the account of David E. Shaw by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw & Co., L.P., which in turn is the investment adviser of D. E. Shaw Valence Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C., and by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C., which in turn is the manager of D. E. Shaw Valence Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C., David E. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, the 3,420,631 shares as described above and, therefore, David E. Shaw may be deemed to be the beneficial owner of such shares. The address of the business office of each of the Reporting Persons is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 13, 2020, our Sponsor purchased 20,125,000 shares of the Company’s Class B ordinary shares for an aggregate price of $25,000. On October 23, 2020, our Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the subsequent underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding as of December 31, 2021 and 2020. On October 27, 2020, the Sponsor transferred 15,000 Founder Shares to each of our independent director nominees, at the original per share purchase price. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments.

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

Our Sponsor had agreed to loan us an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to the terms of the Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. We fully repaid the Note on October 30, 2020 and no amounts under the Note were outstanding as of December 31, 2021 or 2020.

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

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

● duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

● duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

● directors should not improperly fetter the exercise of future discretion;

● duty to exercise powers fairly as between different sections of shareholders;

● duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

● duty to exercise independent judgment.

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

Our investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any fulltime employees prior to the completion of our initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our sponsor subscribed for founder shares prior to the date of this prospectus and will purchase private placement warrants in a transaction that will close simultaneously with the closing of this offering.

●	Our Sponsor and each member of our management team have entered into an agreement with us pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of this offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30- trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and independent directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

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

To further minimize conflicts of interest, we have agreed not to consummate our initial Business Combination with an entity that is affiliated with any of our Sponsor, directors or officers unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or an independent accounting firm that our initial Business Combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our Sponsor, directors or officers, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination. However, the following payments will be made to our Sponsor, directors or officers, or our or their affiliates, none of which may be made from the amounts held in the Trust Account prior to the completion of our initial Business Combination:

● Repayment of up to $300,000 in loans made to us by our Sponsor (pursuant to the Note, which was repaid in October 2020);

● Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing our initial Business Combination; and

● Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our directors and officers to finance transaction costs in connection with an intended initial Business Combination, the terms of which have no been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Marcum LLP (“Marcum”) served as the Company’s independent registered public accounting firm from July 9, 2020 (inception) through December 31, 2021. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum related to audit and review totaled $52,015 for the period from July 9, 2020 (inception) through December 31, 2020. The aggregate fees of Marcum related to audit and review totaled $66,433 for the year ended December 31, 2021. The above amounts include services in connection with interim review procedures and audit services in connection with our Initial Public Offering, as well as attendance at audit committee meetings.

Audit Related Fees

We did not incur any audit-related fees for the period from July 9, 2020 (inception) through December 31, 2020 or during the year ended December 31, 2021.

Tax Fees

We did not incur any fees for tax services for the period from July 9, 2020 (inception) through December 31, 2020 or during the year ended December 31, 2021.

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm (PCAOB ID 688)	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the period from July 9, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021	F-4
Statements of Changes in Shareholders’ Equity for the period from July 9, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021	F-5
Statements of Cash Flows for the period from July 9, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Bluescape Opportunities Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bluescape Opportunities Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year then ended December 31, 2021 and for the period from July 9, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from July 9, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination, and management has determined that if the Company is unable to complete a business combination by October 27, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Portland, ME

April 15, 2022

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets:
Current assets:
Cash	$1,475,194	$2,687,399
Prepaid expenses	203,664	310,857
Total current assets	1,678,858	2,998,256
Investments held in Trust Account	607,783,639	607,602,520
Total Assets	$609,462,497	$610,600,776

Liabilities and Shareholders’ Deficit :
Current liabilities:
Accounts payable and accrued expenses	$369,953	$835,989
Total current liabilities	369,953	835,989
Deferred underwriting commissions	21,262,500	21,262,500
Warrant liabilities	37,542,500	89,050,000
Total liabilities	59,174,953	111,148,489

Commitments and Contingencies
60,750,000 Class A ordinary shares subject to possible redemption	607,783,639	607,602,520

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 0 shares issued and outstanding (excluding 60,750,000 shares subject to possible redemption) at December 31, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,187,500 shares issued and outstanding at December 31, 2021 and December 31, 2020	1,519	1,519
Additional paid-in capital	—	—
Accumulated deficit	(57,497,614)	(108,151,752)
Total shareholders’ deficit	(57,496,095)	(108,150,233)
Total Liabilities and Shareholders’ Deficit	$609,462,497	$610,600,776

The accompanying notes are an integral part of these financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period
	Year	from July 9, 2020
	Ended	(Inception) through
	December 31,	December 31,
	2021	2020
Formation expenses	$—	$25,000
Stock-based compensation expense - Directors	106,088	123,770
General and administrative expenses	853,362	146,497
Loss from operations	(959,450)	(295,267)
Other income (expense):
Gain on investments	181,119	102,519
Underwriters’ overallotment option	—	294,855
Offering costs allocated to warrant liabilities	—	(2,006,624)
Loss on sale of private placement warrants	—	(2,921,000)
Change in fair value of warrant liabilities	51,507,500	(35,589,000)
Net income (loss)	$50,729,169	$(40,414,517)
Weighted average shares outstanding of Class A ordinary shares	60,750,000	21,779,240
Basic and diluted net income (loss) per ordinary share, Class A	$0.67	$(1.11)
Weighted average shares outstanding of Class B ordinary shares	15,187,500	14,607,822
Basic and diluted net income (loss) per ordinary share, Class B	$0.67	$(1.11)

The accompanying notes are an integral part of these financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares
	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of July 9, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	16,531,250	1,653	23,347	—	25,000
Forfeiture of Founder Shares	—	—	(1,343,750)	(134)	134	—	—
Stock-based compensation - Directors	—	—	—	—	123,770	—	123,770
Underwriters’ overallotment option	—	—	—	—	(294,855)	—	(294,855)
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	—	147,604	(67,737,235)	(67,589,631)
Net income (loss)	—	—	—	—	—	(40,414,517)	(40,414,517)
Balance as of December 31, 2020	—	$—	15,187,500	$1,519	$—	$(108,151,752)	$(108,150,233)

(1)	Share amount has been retroactively restated to give effect to share surrenders of 3,593,750 shares (Note 6).

	Ordinary Shares
	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	—	$—	15,187,500	$1,519	$—	$(108,151,752)	$(108,150,233)
Stock-based compensation - Directors	—	—	—	—	106,088	—	106,088
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	—	(106,088)	(75,031)	(181,119)
Net income (loss)	—	—	—	—	—	50,729,169	50,729,169
Balance as of December 31, 2021	—	$—	15,187,500	$1,519	$—	$(57,497,614)	$(57,496,095)

The accompanying notes are an integral part of these financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period
		from July 9, 2020
	Year	(Inception)
	Ended	Through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$50,729,169	$(40,414,517)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on investment	(181,119)	(102,519)
Stock-based compensation - Directors	106,088	123,770
Underwriters’ overallotment option	—	(294,855)
Change in fair value of warrant liabilities	(51,507,500)	35,589,000
Loss on sale of private placement warrants	—	2,921,000
Offering costs allocated to warrant liabilities	—	2,006,624
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(466,036)	400,988
Prepaid expenses	107,193	(310,857)
Net cash used in operating activities	(1,212,205)	(81,366)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(607,500,000)
Net cash used in operating activities	—	(607,500,000)

Cash Flows From Financing Activities
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds received from initial public offering	—	607,500,000
Proceeds from promissory note – related party	—	298,067
Proceeds received from private placement	—	14,150,000
Repayment of promissory note – related party	—	(298,067)
Payment of offering costs	—	(11,406,235)
Net cash provided by financing activities	—	610,268,765

Net change in cash	(1,212,205)	2,687,399

Cash - beginning of the period	2,687,399	—
Cash - end of the period	$1,475,194	$2,687,399

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	$—	$435,001
Deferred offering costs included in note payable	—	295,175
Deferred underwriting commissions in connection with the initial public offering	—	21,262,500
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	—	53,461,000
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	181,119	67,589,631

The accompanying notes are an integral part of these financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 1 -  Description of Organization and Business Operations

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

As of December 31, 2021 and 2020, the Company had not commenced any operations. All activity for the period from July 9, 2020 (inception) through December 31, 2020 was related to the Company’s formation, the initial public offering (the “Initial Public Offering”) further described below. Since such offering, during the year ended December 31, 2021, our activity has been limited to the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments on cash and cash equivalents in the Trust Account (as defined below).

On July 13, 2020, Bluescape Sponsor LLC (the “Sponsor”) purchased 20,125,000 shares of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000. On October 23, 2020, the Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting in 15,187,500 Founder Shares outstanding as of December 31, 2021 and 2020. The 15,187,500 Founder Shares outstanding will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7.

The registration statement for the Company’s Public Offering became effective on October 27, 2020. On October 30, 2020, the Company consummated the Initial Public Offering of 57,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $575,000,000.Subsequently, on November 12, 2020, the Company consummated the closing of the sale of 3,250,000 additional units at a price of $10.00 per unit upon receiving notice of the underwriters’ election to partially exercise the Over-Allotment option, generating additional gross proceeds of $32,500,000 to the Company and resulting in an aggregate of 60,750,000 outstanding Units (Note 3). Each unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 13,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor and an investment fund managed by Zimmer Partners, LP (“Zimmer Entity”), generating gross proceeds of $13,500,000.In connection with the November 12, 2020 exercise of the underwriters’ Over-Allotment option, the Company consummated the private placement of an additional 650,000 warrants, at a purchase price of $1.00 per private placement warrant, to Bluescape Sponsor LLC and an investment fund managed by Zimmer Partners, LP, generating gross proceeds of $650,000 and resulting in an aggregate of 14,150,000 Private Placement Warrants (Note 4).

Aggregate transaction costs related to the Public Offering and underwriters’ over-allotment amounted to $33,103,735, consisting of $12,150,000 of underwriting fees, $21,262,500 of deferred underwriting fees, $906,235 of other offering costs, and an expense reimbursement of $1,215,000. In addition, at December 31, 2021 and 2020, cash of $1,475,194 and $2,687,399, respectively, was held outside of the Trust Account (as defined below) for working capital purposes.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

DECEMBER 31, 2021

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

Going Concern

As of December 31, 2021, the Company had $1,475,194 in its operating bank account for working capital. The Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by October 27, 2022, then the Company will cease all operations except for the purpose of liquidating. There is no assurance that a business combination target will be identified prior to October 27, 2022. The financial statements have been prepared assuming that the Company will continue as a going concern and the financial statements do not include any adjustments that might result from the outcome of this uncertainty. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 27, 2022.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2021 and 2020.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Underwriters’ Overallotment Option

The Company granted the underwriters a 45-day option to purchase up to an additional 8,625,000 Units at the Initial Public Offering price of $10.00 to cover over-allotments, if any. Subsequently, on November 12, 2020, the Company consummated the closing of the sale of 3,250,000 additional units at a price of $10.00 per unit upon receiving notice of the underwriters’ election to partially exercise their over-allotment option. Upon the Initial Public Offering in 2020, the Company recognized a $417,840 liability related to the 45-day overallotment option based on the initial fair value of the option using Black-Scholes. Just prior to exercise of the overallotment, the Company re-measured the overallotment option liability based on the remaining term. As a result of the re-measurement, a gain of $91,457 was recognized in the statements of operations. Following initial exercise of the overallotment option in November 2020, the Company again re-measured the fair value of the option considering the remaining unexercised overallotment shares of 5,375,000 and the remaining term. However, the remaining unexercised overallotment was not exercised by the underwriters’ and at the expiration of the 45 days the Company relieved the remaining underwriters’ overallotment option liability of $203,398 recognizing a corresponding gain in the statement of operations (for a total gain of $294,855 recognized in 2020 related to the option).

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

DECEMBER 31, 2021

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2021 and 2020, the Company has not experienced losses on these accounts.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account are comprised solely of a money market investment fund invested solely in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in Gain on investments in the accompanying statement of operations. The fair value for trading securities is determined using quoted market prices in active markets. As of December 31, 2020, the Company’s portfolio of investments held in Trust Account was comprised solely of U.S. treasury bills. As of December 31, 2021, the Company’s portfolio of investments held in Trust Account was comprised solely of a money market fund invested in U.S. treasury bills.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Under this guidance, shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 60,750,000 Class A ordinary shares subject to possible redemption is presented, at redemption value, as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company as is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Stock-based Compensation

On October 27, 2020, the Sponsor granted 15,000 Founder Shares (Class B ordinary shares) to each of the Company’s independent director nominees vesting 33.33% on grant date, 33.33% after one year from the date of the Initial Public Offering, and 33.34% after two years from the date of the Initial Public Offering. Share-based compensation expense is measured at the grant date, based on the fair value of the award. Total grant date fair value of the award at the Initial Public Offering was determined to be $318,265 and is recognized over the participant's requisite service period. The Company recognized $123,770 and $106,088 of stock-based compensation expense related to the awards in 2020 and 2021, respectively.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Revision of Previously Issued Financial Statements

In preparation of the Company’s financial statements as of and for the year ended December 31, 2021, the Company concluded that the grant date fair value of the underwriter over-allotment option should have been recognized and re-measured during the year ended December 31, 2020, based on the fair value of the option using Black-Scholes.

The Company also determined that stock compensation expense for awards granted to the Company’s Board of Directors should have been recorded during the year ended December 31, 2020, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation.

Additionally, Management noted that it had excluded interest income earned on the Trust account ($102,519) in the amount reflected as Class A ordinary shares subject to redemption on the December 31, 2020 balance sheet. While the interest income was included in the income statement, the balance sheet did not reflect such amounts in the dollar amount of Class A ordinary shares subject to redemption and, correspondingly, in the Remeasurement adjustment on Class A ordinary shares subject to possible redemption (in accumulated deficit on the statement of equity).

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table presents the immaterial impact of the revisions to the 2020 financial statements:

	As Previously
	Reported	Adjustment	As Revised
Balance Sheet as of December 31, 2020
Class A ordinary shares subject to possible redemption	$607,500,000	$102,520	$607,602,520
Accumulated deficit	(108,049,232)	(105,520)	(108,151,752)
Total shareholders’ equity	(108,047,713)	(102,520)	(108,150,233)

Statement of Changes in Shareholders’ Equity For The Period From July 9, 2020 (Inception) Through December 31, 2020
Stock-based compensation expense - Directors	$—	$123,770	$123,770
Underwriters’ overallotment option	—	(294,855)	(294,855)
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	(67,487,111)	(102,520)	(67,589,631)
Net income (loss)	(40,585,602)	171,085	(40,414,517)
Total Shareholders’ Equity (Deficit)	(108,047,713)	(102,520)	(108,150,233)

Statement of Operations for the Period From July 9, 2020 (Inception) through December 31, 2020
Stock-based compensation expense - Directors	$—	$(123,770)	$(123,770)
Underwriters’ overallotment option	—	294,855	294,855
Net income (loss)	(40,585,602)	171,085	(40,414,517)
Basic and diluted net loss per non-redeemable ordinary share	$(1.12)	$0.01	$(1.11)

Statement of Cash Flows for the Period From July 9, 2020 (Inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(40,585,602)	$171,085	$(40,414,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense - Directors	—	123,770	123,770
Underwriters’ overallotment option		(294,855)	294,855

Note 3 - Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 57,500,000 units at a price of $10.00 per unit during the year ended December 31, 2020. Each Unit consists of one Class A ordinary share (the “Ordinary Share”), $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

The Company granted the underwriters a 45-day option to purchase up to 8,625,000 additional Units to cover any over-allotments at the initial public offering price less the underwriting discounts and commissions. On November 12, 2020, the Company consummated the closing of the sale of an additional, and final 3,250,000 units at a price of $10.00 per unit upon receiving notice of the underwriters’ election to partially exercise their over-allotment option, generating additional gross proceeds of $32,500,000 to the Company and resulting in an aggregate of 60,750,000 Units as of December 31, 2021 and 2020. Each Unit consists of one Ordinary Share and one-half of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Ordinary Share at a price of $11.50 per share.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 4 -  Private Placement

Simultaneously with the closing of the Initial Public Offering during the year ended December 31,2020, the Sponsor and the Zimmer Entity purchased, severally and not jointly, 13,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $13,500,000.

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

Note 5 -  Related Party Transactions

Founder Shares

On July 13, 2020, the Sponsor purchased 20,125,000 shares of the Company’s Class B ordinary shares for an aggregate price of $25,000. On October 23, 2020, the Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. Subsequently, as a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting in 15,187,500 Founder Shares outstanding as of December 31, 2021 and 2020. The 15,187,500 Founder Shares outstanding will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8. On October 27, 2020, the Sponsor transferred 15,000 Founder Shares to each of the Company’s independent director nominees at a nominal value (see Note 2). The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments. All Founder Shares, including those transferred to the Company’s independent directors, will be worthless if the Company does not complete an initial Business Combination.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Promissory Note – Related Party

On July 13, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to an unsecured promissory note (the “Promissory Note”). This Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Public Offering. The outstanding balance under the Note of $298,067 was repaid at the closing of the Initial Public Offering on October 30, 2020 and no outstanding balance remains as of December 31, 2021 and 2020.

Administrative Support Agreement

Commencing on the effective date of the Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying such administrative support fees.

For the period from July 9, 2020 (inception) through December 31, 2020, the Company paid the Sponsor $30,000 under the Administrative Support Agreement. For the year ended December 31, 2021, the Company paid the Sponsor $120,000 under the Administrative Support Agreement.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Note 7 -  Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 5,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no shares of preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 60,750,000 shares of Class A ordinary shares subject to possible redemption which are presented in temporary equity.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Founder Shares”). Holders of Founder Shares are entitled to one vote for each share. As of December 31,2021 and 2020, there were 15,187,500 shares of Class B ordinary shares issued and outstanding. The Company originally issued 20,125,000 Founder Shares. On October 23, 2020, the Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis. Holders of Founder Shares will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A ordinary shares and Founder Shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

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

Note 8 - Warrants

The Company issued an aggregate 30,375,000 Public Warrants and 14,150,000 Private Placement Warrants in connection with the Initial Public Offering and subsequent underwriters’ over-allotment option exercise during the year ended December 31,2020. The Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants sold in the Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except that the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 9 - Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the initial Public Offering and Private Placement in the calculation of diluted net income (loss) per share, since the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

		For the Period
		From July 9,
	Year	2020 (Inception)
	Ended	Through
	December 31,	December 31,
	2021	2020
Class A ordinary shares subject to possible redemption
Numerator: Net income (loss) allocated to Class A ordinary shares subject to possible redemption	$40,583,335	$(24,189,847)
Denominator: Weighted average Class A ordinary shares subject to possible redemption outstanding	60,750,000	21,779,240
Basic and diluted net income (loss) per Class A ordinary share, subject to possible redemption	$0.67	$(1.11)

Class B non-redeemable ordinary shares
Numerator: Net income (loss)	$50,729,169	$(40,414,517)
Net income (loss) allocated to Class A ordinary shares subject to possible redemption	(40,583,335)	(24,189,847)
Net income (loss) allocated to Non-redeemable Class B shares	$10,145,834	$(16,224,670)
Denominator: Weighted average Non-redeemable Class B ordinary shares outstanding	15,187,500	14,607,822
Basic and diluted net income (loss) per Non-redeemable Class B ordinary share	$0.67	$(1.11)

Note 10 – Fair Value Measurements

The fair value of the Company’s assets and liabilities which qualify as financial instruments approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. As of December 31,2021 and 2020, the carrying values of cash and accounts payable approximate their fair values. Certain other assets and liabilities, such as those below, are measured at fair value on a recurring basis.

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted	Significant	Significant
	Prices In	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$607,783,639	—	—
Liabilities:
Private Placement Warrants(1)	—	—	$12,027,500
Public Warrants(1)	$25,515,000	—	—

(1)	Measured at fair value on a recurring basis.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted	Significant	Significant
	Prices In	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$607,602,520	—	—
Liabilities:
Private Placement Warrants(1)	—	—	$28,300,000
Public Warrants(1)	$60,750,000	—	—

(1)	Measured at fair value on a recurring basis.

There were no transfers into or out of Levels 2 or 3 during the period from July 9, 2020 (inception) to December 31, 2020 or during the year ended December 31, 2021.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on October 27, 2020, the date of the Company’s Initial Public Offering, and on November 12, 2020 with respect to the additional warrants issued upon the underwriters’ partial exercise of the over-allotment option, both using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from the sale of Units (which is inclusive of one share of Class A ordinary shares and one-half of one Public Warrant), first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity). The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement and Public Warrants were as follows at initial measurement:

		November 12,
	October 27,	2020 (Over-
	2020 (Initial	Allotment
Input	Measurement)	option exercise)	December 31, 2020	December 31, 2021
Risk-free interest rate	0.51%	0.52%	0.51%	1.33%
Expected term (years)	6	6	6	6
Expected volatility	12%	12%	16%	15%
Exercise price	$11.50	$11.50	$11.50	$11.50

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The expected term was determined to be one year, as the Warrants become exercisable on the later of (i) 30 days after the completion of a business combination and (ii) 12 months from the Initial Public Offering date. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The SPAC volatility is based on one year historical annual volatility of public SPAC companies that have an effective IPO but have not yet announced a transaction event.

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

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31,2021 and 2020 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BOAC.WS. The Company determined the fair value of the Private Placement Warrants using a Monte Carlo simulation model. As such, the Private Placement Warrants are classified as Level 3.

As of December 31, 2021, the Private Placement Warrants and Public Warrants were valued at $0.85 and $0.84 per warrant, respectively, and aggregate values of the Private Placement Warrants and Public Warrants were $12,027,500 and $25,515,000, respectively.

As of December 31, 2020, the Private Placement Warrants and Public Warrants were valued at $2.00 and $2.00 per warrant, respectively, and aggregate values of the Private Placement Warrants and Public Warrants were $28,300,000 and $60,750,000, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of July 9, 2020	$—	$—	$—
Initial measurement on October 27, 2020 and November 12,2020	17,071,000	36,390,000	53,461,000
Change in valuation inputs or other assumptions(1)	11,229,000	24,360,000	35,589,000
Fair value as of December 31, 2020	$28,300,000	$60,750,000	$89,050,000
Change in valuation inputs or other assumptions(2)	(16,272,500)	(35,235,000)	(51,507,500)
Fair value as of December 31, 2021	$12,027,500	$25,515,000	$37,542,500

(1)

Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the statement of operations. Furthermore, an additional loss of $2,921,000 was recognized on initial issuance of the Private Placement Warrants because the fair value of the warrant liability of $1.20 per warrant exceeded the issuance price of $1.00 per warrant received.

(2)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the statement of operations.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 11 - Subsequent Events

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

Dated: April 15, 2022	By:	/s/ C. John Wilder
	Name:	C. John Wilder
	Title:	Chief Executive Officer

Dated: April 15, 2022	By:	/s/ Tristan Yopp
	Name:	Tristan Yopp
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ C. John Wilder	Chief Executive Officer and Chairman of the Board	April 15, 2022
C. John Wilder

/s/ Tristan Yopp	Chief Financial Officer	April 15, 2022
Tristan Yopp	(Principal Financial and Accounting Officer)

/s/ Jonathan Siegler	Chief Operating Officer and Director	April 15, 2022
Jonathan Siegler

/s/ Curtis Hébert, Jr.	Director	April 15, 2022
Curtis Hébert, Jr.

/s/ Graham van’t Hoff	Director	April 15, 2022
Graham van’t Hoff

/s/ Duncan Palmer	Director	April 15, 2022
Duncan Palmer