Form 10-Q
period 2022-03-31
Bluescape Opportunities Acquisition Corp.
filed 2022-05-20
CIK 1818089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

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

As of May 16, 2022, 60,750,000 Class A ordinary shares, par value $0.0001 per share, and 15,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
Assets:
Current assets:
Cash	$1,198,493	$1,475,194
Prepaid expenses	138,468	203,664
Total current assets	1,336,961	1,678,858
Investments held in Trust Account	607,793,305	607,783,639
Total Assets	$609,130,266	$609,462,497

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	157,781	369,953
Total current liabilities	157,781	369,953
Deferred underwriting commissions	21,262,500	21,262,500
Warrant liabilities	15,280,000	37,542,500
Total liabilities	36,700,281	59,174,953

Commitments and Contingencies (Note 6)
Class A ordinary share subject to possible redemption, 60,750,000 shares at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	607,793,305	607,783,639

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary share, $0.0001 par value; 500,000,000 shares authorized; 0 shares issued and outstanding (excluding 60,750,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,187,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,519	1,519
Additional paid-in capital	—	—
Accumulated deficit	(35,364,839)	(57,497,614)
Total shareholders’ deficit	(35,363,320)	(57,496,095)
Total Liabilities and Shareholders’ Deficit	$609,130,266	$609,462,497

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31,
	2022	2021
Stock-based compensation expense - Directors	$26,522	$26,522
General and administrative expenses	129,725	168,502
Loss from operations	(156,247)	(195,024)
Other income (expense):
Gain (loss), dividends and interest on investments held in Trust Account	9,666	158,018
Change in fair value of warrant liabilities	22,262,500	21,817,250
Total other income, net	22,272,166	21,975,268
Net income	$22,115,919	$21,780,244
Weighted average shares outstanding of Class A ordinary shares	60,750,000	60,750,000
Basic and diluted net income per share, Class A	$0.29	$0.29
Weighted average shares outstanding of Class B ordinary shares	15,187,500	15,187,500
Basic and diluted net income per share, Class B	$0.29	$0.29

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three months ended March 31, 2022
	Ordinary Shares
			Class B Ordinary
	Class A Ordinary Shares		Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	15,187,500	$1,519	$—	$(57,497,614)	$(57,496,095)
Stock-based compensation - Directors	—	—	—	—	26,522	—	26,522
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	—	(26,522)	16,856	(9,666)
Net income	—	—	—	—	—	22,115,919	22,115,919
Balance – March 31, 2022	—	$—	15,187,500	$1,519	$—	$(35,364,839)	$(35,363,320)

	For the three months ended March 31, 2021
	Ordinary Shares
			Class B Ordinary
	Class A Ordinary Shares		Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	—	$—	15,187,500	$1,519	$—	$(108,151,752)	$(108,150,233)
Stock-based compensation - Directors	—	—	—	—	26,522	—	26,522
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	—	(26,522)	(131,495)	(158,017)
Net income	—	—	—	—	—	21,780,244	21,780,244
Balance – March 31, 2021	—	$—	15,187,500	$1,519	$—	$(86,503,003)	$(86,501,484)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$22,115,919	$21,780,244
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) loss, dividends and interest on investments held in Trust Account	(9,666)	(158,018)
Stock-based compensation - Directors	26,522	26,522
Change in fair value of warrant liabilities	(22,262,500)	(21,817,250)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(212,172)	(603,244)
Prepaid expenses	65,196	44,878
Net cash used in operating activities	$(276,701)	$(726,868)

Net change in cash	(276,701)	(726,868)

Cash - beginning of the period	1,475,194	2,687,399
Cash - end of the period	$1,198,493	$1,960,531

Supplemental disclosure of noncash investing and financing activities:
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	$9,666	$158,017

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from July 9, 2020 (inception) through December 30, 2020 was related to the Company’s formation, the initial public offering (the “Initial Public Offering”) further described below. Since such offering, our activity has been limited to the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments on cash and cash equivalents in the Trust Account (as defined below).

On July 13, 2020, Bluescape Sponsor LLC (the “Sponsor”) purchased 20,125,000 shares of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000. On October 23, 2020, the Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting in 15,187,500 Founder Shares outstanding as of March 31, 2022 and December 31, 2021. The 15,187,500 Founder Shares outstanding will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The Company, after signing a definitive agreement for an initial Business Combination, will either (i) seek shareholder approval of the initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the initial Business Combination, for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes, or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest not previously released to the Company to pay income taxes. The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (Note 6).

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Going Concern

As of March 31, 2022, the Company had $1,198,493 in its operating bank account for working capital. The Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through October 27, 2022.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2022 or December 31, 2021.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

Investments Held in Trust Account

The Company’s portfolio of investments held in Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying statements of operations. The fair value for trading securities is determined using quoted market prices in active markets. As of March 31, 2022 and December 31, 2021, the Company’s portfolio of investments held in Trust Account are comprised solely of a money market fund invested in U.S. treasury bills.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

Offering costs are charged to the statement of operations and temporary equity based on the relative value of the Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, the Company had recognized aggregate offering costs of $33,103,735, consisting of $12,150,000 of underwriting fees, $21,262,500 of deferred underwriting fees, $906,235 of other offering costs, and an expense reimbursement of $1,215,000, of which $2,006,624 was immediately expensed, and the remaining was charged to temporary equity.

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

In accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), the warrants do not meet the criteria for equity classification and must be recorded as liabilities. The Public Warrants and Private Placement Warrants are not indexed to the Company’s own stock and therefore are accounted for as liabilities and, as the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the unaudited condensed statements of operations in the period of change.

The Company’s warrant agreements, dated as of October 27, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”), include settlement terms and provision related to certain tender offers following a business combination. In consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, the Company has concluded that such provisions in the Warrant Agreement that relate to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the unaudited condensed statements of operations in the period of change. The Public Warrants and Private Placement Warrants are not indexed to the Company’s own stock and therefore are accounted for as liabilities and, as the warrants meet the definition of a derivative as contemplated in ASC 815 Fair Value Measurement, with changes in fair value recognized in the unaudited condensed statements of operations in the period of change.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022 and December 31, 2021, 60,750,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

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

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Standards

In August 2020, FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 was effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted the new guidance effective January 1, 2022. The adoption of ASU 2020-06 did not have a material impact to the Company.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Note 7 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 5,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 60,750,000 shares of Class A ordinary shares subject to possible redemption which are presented in temporary equity.

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Founder Shares”). Holders of Founder Shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 15,187,500 shares of Class B ordinary shares issued and outstanding. The Company originally issued 20,125,000 Founder Shares. On October 23, 2020, the Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis. Holders of Founder Shares will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A ordinary shares and Founder Shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Note 8 — Warrants

The Company issued an aggregate 30,375,000 Public Warrants and 14,150,000 Private Placement Warrants in connection with the Initial Public Offering and subsequent underwriters’ over-allotment option exercise during the year ended December 31, 2020. The Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three months ended
	March 31,
	2022	2021
Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to Class A ordinary shares subject to possible redemption	$17,692,735	$17,424,194
Denominator: Weighted average ordinary shares subject to possible redemption outstanding	60,750,000	60,750,000
Basic and diluted net income per Class A ordinary share, subject to possible redemption	$0.29	$0.29

Class B non-redeemable ordinary shares
Numerator: Net income (loss)	$22,115,919	$21,780,244
Net income allocable to Class A ordinary shares subject to possible redemption	(17,692,735)	(17,424,194)
Non-redeemable Class B net income (loss)	$4,423,184	$4,356,050
Denominator: Weighted average Class B non-redeemable ordinary shares
Weighted average Class B non-redeemable ordinary shares outstanding	15,187,500	15,187,500
Basic and diluted net income per Class B non-redeemable ordinary share	$0.29	$0.29

Note 10 — Fair Value Measurements

The fair value of the Company’s assets and liabilities which qualify as financial instruments approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature. As of March 31, 2022 and December 31, 2021, the carrying values of cash and accounts payable approximate their fair values. Certain other assets and liabilities, such as those below, are measured at fair value on a recurring basis.

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted	Significant	Significant
	Prices	Other	Other
	In Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$607,793,305	—	—
Liabilities:
Private Placement Warrants	—	—	$4,952,500
Public Warrants	$10,327,500	—	—

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BOAC.WS. There were no transfers into or out of Levels 2 or 3 during the three months ended March 31, 2022.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the unaudited condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows:

	March 31,	December 31,
Input	2022	2021
Risk-free interest rate	2.41%	1.33%
Expected term (years)	5.58	6
Expected volatility	5%	15%
Exercise price	$11.50	$11.50

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$12,027,500	$25,515,000	$37,542,500
Changes in fair value	(7,075,000)	(15,187,500)	(22,262,500)
Fair value as of March 31, 2022	$4,952,500	$10,327,500	$15,280,000

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$28,300,000	$60,750,000	$89,050,000
Changes in fair value	(6,933,500)	(14,883,750)	(21,817,250)
Fair value as of March 31, 2021	$21,366,500	$45,866,250	$67,232,750

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Results of Operations

Our activity from January 1, 2022 through March 31, 2022 has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination. However, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $22,115,919, which consisted of $9,666 in unrealized gain from the Trust Account, offset by $156,247 in general and administrative costs, but primarily reflecting a non-cash gain of $22,262,500 from the change in fair value of Warrant liabilities.

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $1.2 million in our operating bank account for working capital.

Subsequent to the consummation of the Initial Public Offering and the Private Placement Warrants, our liquidity has been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account of approximately $2.0 million as well as an expense reimbursement of approximately $1.2 million. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Related Party Transactions

Founder Shares

On July 13, 2020, our sponsor paid $25,000, to cover certain expenses on our behalf in consideration of 20,125,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On October 23, 2020, our sponsor surrendered 3,593,750 shares, resulting in an aggregate of 16,531,250 Class B ordinary shares outstanding. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting in 15,187,500 Founder Shares outstanding as of March 31, 2022. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A ordinary shares at the time of our Initial Business Combination on a one-for-one basis, subject to adjustments and certain transfer restrictions, as described in more detail below. On October 27, 2020, the Sponsor transferred 15,000 Founder Shares to each of our independent director nominees, at the original per share purchase price. The Founder Shares will be worthless if we do not complete an initial Business Combination.

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

In accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), the warrants do not meet the criteria for equity classification and must be recorded as liabilities. The Public Warrants and Private Placement Warrants are not indexed to the Company’s own stock and therefore are accounted for as liabilities and, as the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the unaudited condensed statements of operations in the period of change.

Our warrant agreements, dated as of October 27, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”), include settlement terms and provision related to certain tender offers following a business combination. In consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, we have concluded that such provisions in the Warrant Agreement that relate to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change. The Public Warrants and Private Placement Warrants are not indexed to the Company’s own stock and therefore are accounted for as liabilities and, as the warrants meet the definition of a derivative as contemplated in ASC 815 Fair Value Measurement, with changes in fair value recognized in the unaudited condensed statements of operations in the period of change.

Offering Costs

Offering costs consisted of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with issuance of the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Accordingly, the Company had recognized aggregate offering costs of $33,103,735, consisting of $12,150,000 of underwriting fees, $21,262,500 of deferred underwriting fees, $906,235 of other offering costs, and an expense reimbursement of $1,215,000, of which $2,006,624  was immediately expensed, and remaining was allocated to Class A ordinary shares, reducing the carrying amount of such shares.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Under this guidance, shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022, 60,750,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K/A for the year ended December 31, 2021, as filed on April 15, 2022, and due to a material weakness in internal control over financial reporting which resulted in the restatement described in Note 2 of that filing.

In connection with the restatement and error corrections, the company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the company’s management determined that its disclosure controls and procedures for such periods were not effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Part I., Item 1A., Risk Factors, of our Annual Report filed on April 15, 2022, for the year ended December 31, 2021.

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

Date:May 20, 2022	By:	/s/ C. John Wilder
	Name:	C. John Wilder
	Title:	Chief Executive Officer

Date: May 20, 2022	By:	/s/ Tristan Yopp
	Name:	Tristan Yopp
	Title:	Chief Financial Officer