Form 10-Q
period 2022-06-30
Bluescape Opportunities Acquisition Corp.
filed 2022-08-09
CIK 1818089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39666	98-1547348
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

300 Crescent Court, Suite 1860 Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 398-2200

200 Crescent Court, Suite 1900

Dallas, Texas 75201

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

As of August 8, 2022, 60,750,000 Class A ordinary shares, par value $0.0001 per share, and 15,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
		(Audited)
Assets:
Current assets:
Cash	$1,000,846	$1,475,194
Prepaid expenses	158,273	203,664
Total current assets	1,159,119	1,678,858
Investments held in Trust Account	608,213,769	607,783,639
Total Assets	$609,372,888	$609,462,497

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	136,569	369,953
Total current liabilities	136,569	369,953
Deferred underwriting commissions	21,262,500	21,262,500
Warrant liabilities	9,350,250	37,542,500
Total liabilities	30,749,319	59,174,953

Commitments and Contingencies (Note 6)
Class A ordinary share subject to possible redemption, 60,750,000 shares at $10.00 per share redemption value as of June 30, 2022 and December 31, 2021	608,213,769	607,783,639

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary share, $0.0001 par value; 500,000,000 shares authorized; 0 shares issued and outstanding (excluding 60,750,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,187,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,519	1,519
Additional paid-in capital	—	—
Accumulated deficit	(29,591,719)	(57,497,614)
Total shareholders’ deficit	(29,590,200)	(57,496,095)
Total Liabilities and Shareholders’ Deficit	$609,372,888	$609,462,497

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Share-based compensation expense - Directors	$26,522	$26,522	$53,044	$53,044
General and administrative expenses	156,630	212,631	286,355	381,133
Loss from operations	(183,152)	(239,153)	(339,399)	(434,177)
Other income (expense):
Gain (loss), dividends and interest on investments held in Trust Account	420,464	(16,713)	430,130	141,304
Change in fair value of warrant liabilities	5,929,750	6,982,500	28,192,250	28,799,750
Total other income, net	6,350,214	6,965,787	28,622,380	28,941,054
Net income	$6,167,062	$6,726,634	$28,282,981	$28,506,877
Weighted average shares outstanding of Class A ordinary shares	60,750,000	60,750,000	60,750,000	60,750,000
Basic and diluted net income per share, Class A	$0.08	$0.09	$0.37	$0.38
Weighted average shares outstanding of Class B ordinary shares	15,187,500	15,187,500	15,187,500	15,187,500
Basic and diluted net income per share, Class B	$0.08	$0.09	$0.37	$0.38

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Six months ended June 30, 2022
	Ordinary Shares
			Class B Ordinary
	Class A Ordinary Shares		Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	15,187,500	$1,519	$—	$(57,497,614)	$(57,496,095)
Share-based compensation - Directors	—	—	—	—	26,522	—	26,522
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	—	(26,522)	16,856	(9,666)
Net income	—	—	—	—	—	22,115,919	22,115,919
Balance – March 31, 2022	—	$—	15,187,500	$1,519	$—	$(35,364,839)	$(35,363,320)
Share-based compensation - Directors	—	—	—	—	26,522	—	26,522
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	—	(26,522)	(393,942)	(420,464)
Net income	—	—	—	—	—	6,167,062	6,167,062
Balance – June 30, 2022	—	$—	15,187,500	$1,519	$—	$(29,591,719)	$(29,590,200)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Six months ended June 30, 2021
	Ordinary Shares
			Class B Ordinary
	Class A Ordinary Shares		Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	—	$—	15,187,500	$1,519	$—	$(108,151,752)	$(108,150,233)
Share-based compensation - Directors	—	—	—	—	26,522	—	26,522
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	—	(26,522)	(131,495)	(158,017)
Net income	—	—	—	—	—	21,780,244	21,780,244
Balance – March 31, 2021	—	$—	15,187,500	$1,519	$—	$(86,503,003)	$(86,501,484)
Share-based compensation - Directors	—	—	—	—	26,522	—	26,522
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	—	(26,522)	43,235	16,713
Net income	—	—	—	—	—	6,726,634	6,726,634
Balance – June 30, 2021	—	$—	15,187,500	$1,519	$—	$(79,733,134)	$(79,731,615)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$28,282,981	$28,506,877
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) loss, dividends and interest on investments held in Trust Account	(430,130)	(141,304)
Share-based compensation - Directors	53,044	53,044
Change in fair value of warrant liabilities	(28,192,250)	(28,799,750)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(233,384)	(671,627)
Prepaid expenses	45,391	88,356
Net cash used in operating activities	$(474,348)	$(964,404)

Net change in cash	(474,348)	(964,404)

Cash - beginning of the period	1,475,194	2,687,399
Cash - end of the period	$1,000,846	$1,722,995

Supplemental disclosure of noncash investing and financing activities:
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	$430,130	$141,304

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from July 9, 2020 (inception) through June 30, 2022 was related to the Company’s formation, the initial public offering (the “Initial Public Offering”) further described below. Since such offering, our activity has been limited to the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments on cash and cash equivalents in the Trust Account (as defined below).

On July 13, 2020, Bluescape Sponsor LLC (the “Sponsor”) purchased 20,125,000 shares of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000. On October 23, 2020, the Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting in 15,187,500 Founder Shares outstanding as of June 30, 2022 and December 31, 2021. The 15,187,500 Founder Shares outstanding will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7.

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

JUNE 30, 2022

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

Other than the withdrawal of interest to pay franchise and income taxes (less up to $100,000 to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the initial Business Combination, (ii) the redemption (liquidation) of public shares if the Company has not consummated an initial Business Combination by October 30, 2022, subject to applicable law, or (iii) the redemption of public shares properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company’s obligation to provide holders of Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of public shares if the Company does not complete the initial Business Combination by October 30, 2022 or (B) with respect to any other provision relating to the rights of holders of Class A ordinary shares. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Going Concern

As of June 30, 2022, the Company had $1,000,846 in its operating bank account for working capital. The Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by October 30, 2022, then the Company will cease all operations except for the purpose of liquidating. There is no assurance that a business combination target will be identified prior to October 30, 2022. The financial statements have been prepared assuming that the Company will continue as a going concern and the financial statements do not include any adjustments that might result from the outcome of this uncertainty. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 30, 2022.

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

JUNE 30, 2022

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through October 30, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2022 or December 31, 2021.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB Accounting Standards Codification (“ASC”) 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Remeasurement adjustments associated with the redeemable shares of Class ordinary shares are excluded from earnings per share as the redemption value approximates fair value. The Company has not considered the effect of the warrants sold in the initial Public Offering and Private Placement in the calculation of diluted income or loss per share, since the inclusion of such warrants would be anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

Investments Held in Trust Account

The Company’s portfolio of investments held in Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying statements of operations. The fair value for trading securities is determined using quoted market prices in active markets. As of June 30, 2022 and December 31, 2021, the Company’s portfolio of investments held in Trust Account are comprised solely of a money market fund invested in U.S. treasury bills.

Fair Value Measurements

Fair value is defined under FASB ASC 820, Fair Value Measurements and Disclosures, as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the date of the offering. Offering costs are charged to the statement of operations and temporary equity based on the relative value of the Class A ordinary shares and the Public Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering (“IPO”). Accordingly, the Company had recognized aggregate offering costs of $33,103,735, consisting of $12,150,000 of underwriting fees, $21,262,500 of deferred underwriting fees, $906,235 of other offering costs, and an expense reimbursement of $1,215,000, of which $2,006,624 was immediately expensed, and the remaining was charged to temporary equity.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and FASB ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

In accordance with FASB ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815-40”), the warrants do not meet the criteria for equity classification and must be recorded as liabilities. The Public Warrants and Private Placement Warrants are not indexed to the Company’s own stock and therefore are accounted for as liabilities and, as the warrants meet the definition of a derivative as contemplated in ASC 815-40, the Warrants are measured at fair value at inception and at each reporting date in accordance with FASB ASC 820, Fair Value Measurement (“ASC 820”), with changes in fair value recognized in the unaudited condensed statements of operations in the period of change.

The Company’s warrant agreements, dated as of October 27, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”), include settlement terms and provision related to certain tender offers following a business combination. In consideration of the guidance in ASC 815-40, the Company has concluded that such provisions in the Warrant Agreement that relate to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, with changes in fair value recognized in the unaudited condensed statements of operations in the period of change. The Public Warrants and Private Placement Warrants are not indexed to the Company’s own stock and therefore are accounted for as liabilities and, as the warrants meet the definition of a derivative as contemplated in ASC 815, changes in fair value are recognized in the unaudited condensed statements of operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Under this guidance, shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

As discussed in Note 1, all of the 60,750,000 Public Shares contain a redemption feature which allows for the redemption of Class A ordinary shares under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of shareholders’ equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. In the event of redemptions, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

As of June 30, 2022 and December 31, 2021, 60,750,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company as is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Share-based Compensation

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Note 7 — Shareholders’ Deficit

Preferred Shares

The Company is authorized to issue 5,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 60,750,000 shares of Class A ordinary shares subject to possible redemption which are presented in temporary equity.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Founder Shares”). Holders of Founder Shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 15,187,500 shares of Class B ordinary shares issued and outstanding. The Company originally issued 20,125,000 Founder Shares. On October 23, 2020, the Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis. Holders of Founder Shares will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A ordinary shares and Founder Shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Note 9 — Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the initial Public Offering and Private Placement in the calculation of diluted net income per share, since the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	Three months ended
	June 30,
	2022	2021
Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to Class A ordinary shares subject to possible redemption	$4,933,650	$5,381,307
Denominator: Weighted average ordinary shares subject to possible redemption outstanding	60,750,000	60,750,000
Basic and diluted net income per Class A ordinary share, subject to possible redemption	$0.08	$0.09

Class B non-redeemable ordinary shares
Numerator: Net income	$6,167,062	$6,726,634
Net income allocable to Class A ordinary shares subject to possible redemption	(4,933,650)	(5,381,307)
Non-redeemable Class B net income	$1,233,412	$1,345,327
Denominator: Weighted average Class B non-redeemable ordinary shares
Weighted average Class B non-redeemable ordinary shares outstanding	15,187,500	15,187,500
Basic and diluted net income per Class B non-redeemable ordinary share	$0.08	$0.09

	Six months ended
	June 30,
	2022	2021
Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to Class A ordinary shares subject to possible redemption	$22,626,385	$22,805,502
Denominator: Weighted average ordinary shares subject to possible redemption outstanding	60,750,000	60,750,000
Basic and diluted net income per Class A ordinary share, subject to possible redemption	$0.37	$0.38

Class B non-redeemable ordinary shares
Numerator: Net income	$28,282,981	$28,506,877
Net income allocable to Class A ordinary shares subject to possible redemption	(22,626,385)	(22,805,502)
Non-redeemable Class B net income	$5,656,596	$5,701,375
Denominator: Weighted average Class B non-redeemable ordinary shares
Weighted average Class B non-redeemable ordinary shares outstanding	15,187,500	15,187,500
Basic and diluted net income per Class B non-redeemable ordinary share	$0.37	$0.38

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Note 10 — Fair Value Measurements

The fair value of the Company’s assets and liabilities which qualify as financial instruments approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature. As of June 30, 2022 and December 31, 2021, the carrying values of cash and accounts payable approximate their fair values. Certain other assets and liabilities, such as those below, are measured at fair value on a recurring basis.

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of June 30, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted	Significant	Significant
	Prices In	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$608,213,769	—	—
Liabilities:
Private Placement Warrants(1)	—	—	$2,971,500
Public Warrants(1)	$6,378,750	—	—
(1)	Measured at fair value on a recurring basis

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
(1)	Measured at fair value on a recurring basis

The measurement of the Public Warrants as of June 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BOAC.WS. There were no transfers into or out of Levels 2 or 3 during the three or six months ended June 30, 2022.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows:

	June 30,	December 31,
Input	2022	2021
Risk-free interest rate	3.01%	1.33%
Expected term (years)	5.33	6
Expected volatility	1.5%	15%
Exercise price	$11.50	$11.50

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$12,027,500	$25,515,000	$37,542,500
Changes in fair value	(7,075,000)	(15,187,500)	(22,262,500)
Fair value as of March 31, 2022	$4,952,500	$10,327,500	$15,280,000
Changes in fair value	(1,981,000)	(3,948,750)	(5,929,750)
Fair value as of June 30, 2022	$2,971,500	$6,378,750	$9,350,250

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$28,300,000	$60,750,000	$89,050,000
Changes in fair value	(6,933,500)	(14,883,750)	(21,817,250)
Fair value as of March 31, 2021	$21,366,500	$45,866,250	$67,232,750
Changes in fair value	(2,122,500)	(4,860,000)	(6,982,500)
Fair value as of June 30, 2021	$19,244,000	$41,006,250	$60,250,250

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the financial statements were issued. On July 20, 2022, the Company filed a preliminary proxy statement with the SEC for the issuance of a proposal to the Company’s shareholders to amend its amended and restated memorandum and articles of association to extend the date by which the Company must (i) consummate a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”), (ii) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (iii) redeem all of the Company’s Class A ordinary shares included as part of the units sold in the Company’s IPO offering that was consummated on October 30, 2020, from October 30, 2022 to October 30, 2023 (the “Extension”). The purpose of the Extension is to allow the Company more time to enter into a Business Combination. Although the Company is targeting independent oil and natural gas companies focused on shale plays for its initial Business Combination, it currently believes that it is improbable that it will be able to negotiate and complete its initial Business Combination before October 30, 2022. Accordingly, the Company has requested an Extension. In connection with the extension amendment proposal, shareholders may elect to redeem their Class A ordinary shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned, divided by the number of then outstanding Class A ordinary shares included as part of the units sold in the IPO (including any shares of common stock issued in exchange).

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

We consummated our Initial Public Offering on October 30, 2020 and our underwriters partially executed their Over-Allotment Option on November 12, 2020. We also entered into Forward Purchase Agreements simultaneously with the closing of the Initial Public Offering with our Sponsor and with the Zimmer Entity which provide for the purchase of additional forward purchase units in private placements to occur concurrently with the closing of our initial Business Combination. If we are unable to complete an initial Business Combination by October 30, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our activity from January 1, 2022 through June 30, 2022 has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination. However, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $6,167,062, which consisted of $420,464 in unrealized gain from the Trust Account, offset by $183,152 in general and administrative costs, but primarily reflecting a non-cash gain of $5,929,750 from the change in fair value of Warrant liabilities.

For the six months ended June 30, 2022, we had net income of $28,282,981, which consisted of $430,130 in unrealized gain from the Trust Account, offset by $339,399 in general and administrative costs, but primarily reflecting a non-cash gain of $28,192,250 from the change in fair value of Warrant liabilities.

Liquidity and Capital Resources

As of June 30, 2022, we had approximately $1.0 million in our operating bank account for working capital.

Subsequent to the consummation of the Initial Public Offering and the Private Placement Warrants, our liquidity has been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account of approximately $2.0 million as well as an expense reimbursement of approximately $1.2 million. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Going Concern Consideration

As more fully described in Note 1 to the financial statements, our business plan is dependent on the completion of a business combination, and if we are unable to complete a business combination by October 30, 2022, then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Our plans in regard to these matters are described in Note 1. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares

On July 13, 2020, our sponsor paid $25,000, to cover certain expenses on our behalf in consideration of 20,125,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On October 23, 2020, our sponsor surrendered 3,593,750 shares, resulting in an aggregate of 16,531,250 Class B ordinary shares outstanding. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting in 15,187,500 Founder Shares outstanding as of June 30, 2022. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A ordinary shares at the time of our Initial Business Combination on a one-for-one basis, subject to adjustments and certain transfer restrictions, as described in more detail below. On October 27, 2020, the Sponsor transferred 15,000 Founder Shares to each of our independent director nominees, at the original per share purchase price. The Founder Shares will be worthless if we do not complete an initial Business Combination.

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

Private Placement Warrants

Simultaneous with the closing of our Initial Public Offering, we consummated the Private Placement of 13,500,000 warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor and an investment fund managed by Zimmer Partners LP. Subsequently, on November 12, 2020, the Company received notice of the underwriters’ election to partially exercise their over-allotment option and we consummated the private placement of an additional 650,000 warrants, at a purchase price of $1.00 per private placement warrant, to our Sponsor and the Zimmer Entity for an aggregate of 14,150,000 warrants. Each whole Private Placement Warrant is exercisable for one whole share of our Class A ordinary shares at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Initial Business Combination is not completed by October 30, 2022, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Remeasurement adjustments associated with the redeemable shares of Class A ordinary shares are excluded from earnings per share as the redemption value approximates fair value. We have not considered the effect of the warrants sold in the initial Public Offering and Private Placement in the calculation of diluted income or loss per share, since the inclusion of such warrants would be anti-dilutive.

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and FASB ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

In accordance with FASB ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), the warrants do not meet the criteria for equity classification and must be recorded as liabilities. The Public Warrants and Private Placement Warrants are not indexed to the Company’s own stock and therefore are accounted for as liabilities and, as the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with FASB ASC 820, Fair Value Measurement (“ASC 820”), with changes in fair value recognized in the unaudited condensed statements of operations in the period of change.

Our warrant agreements, dated as of October 27, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”), include settlement terms and provision related to certain tender offers following a business combination. In consideration of the guidance in ASC 815-40, we have concluded that such provisions in the Warrant Agreement that relate to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, with changes in fair value recognized in the unaudited condensed statements of operations in the period of change. The Public Warrants and Private Placement Warrants are not indexed to the Company’s own stock and therefore are accounted for as liabilities and, as the warrants meet the definition of a derivative as contemplated in ASC 815, changes in fair value are recognized in the unaudited condensed statements of operations in the period of change.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Under this guidance, shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022, 60,750,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K/A for the year ended December 31, 2021, as filed on April 15, 2022, and due to a material weakness in internal control over financial reporting which resulted in the restatement described in Note 2 of that filing.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 9, 2022	By:	/s/ C. John Wilder
	Name:	C. John Wilder
	Title:	Chief Executive Officer

Date: August 9, 2022	By:	/s/ Tristan Yopp
	Name:	Tristan Yopp
	Title:	Chief Financial Officer