Form 10-K
period 2022-12-31
Bluescape Opportunities Acquisition Corp.
filed 2023-03-31
CIK 1818089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2022

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

The registrant’s units began trading on the New York Stock Exchange (“NYSE”) on October 27, 2020 and the registrant’s Class A ordinary shares, par value $0.0001, and warrants began separate trading on December 18, 2020.; The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2022, as reported on the NYSE, was $602,032,500

As of March 24, 2023, 7,399,446 Class A ordinary shares, par value $0.0001 per share, and 15,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

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

If we are unable to complete a Business Combination by October 30, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-

affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial Business Combination. As a result, our initial purchaser’s founder shares represent a sufficient proportion of overall outstanding shares to approve our initial Business Combination. However, each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor, each member of our management team, and our three independent directors that hold Founder Shares have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by October 30, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until October 30, 2023.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association will provide that we will have only until October 30, 2023 to consummate an initial Business Combination. If we have not consummated an initial Business Combination by October 30, 2023, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any

(less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial Business Combination by October 30, 2023. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial Business Combination by October 30, 2023 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination October 30, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial Business Combination by October 30, 2023, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by October 30, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial Business Combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination by October 30, 2023, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and If We Fail to Complete Our Initial Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial Business Combination and if we have not consummated an initial Business Combination by October 30, 2023:

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

If we have not consummated an initial Business Combination by October 30, 2023, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.00 per public share), including interest earned on the funds held in the trust account and no previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares.

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

Facilities

We currently maintain our executive offices at 300 Crescent Court, Suite 1860, Dallas, TX 75201. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. If we cease to qualify as an emerging growth company and we are deemed to be either a large accelerated filer or an accelerated filer, we will also be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our sponsor owns on an as-converted basis, approximately 67% of our outstanding ordinary shares. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial Business Combination. Our amended and restated memorandum and articles of association will provide that, if we seek shareholder approval, we will complete our initial Business Combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a general meeting are voted in favor of the Business Combination. As a result, our initial purchaser’s founder shares represent a sufficient proportion of overall outstanding shares to approve our initial Business Combination. Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial Business Combination will ensure that we will receive the requisite shareholder approval for such initial Business Combination.

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

The requirement that we consummate an initial Business Combination by October 30, 2023 may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must consummate an initial Business Combination by October 30, 2023. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to consummate an initial Business Combination by October 30, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial Business Combination by October 30, 2023. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial Business Combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

The timeframe in which to consummate an initial Business Combination raises substantial doubt about our ability to continue as a going concern.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by October 30, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial Business Combination by October 30, 2023, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination by October 30, 2023, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the net proceeds from our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until October 30, 2023, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial Business Combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial Business Combination.

Of the net proceeds of our Initial Public Offering and the sale of the private placement warrants, as of December 31, 2022, only $553,115 was available to us outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate until October 30, 2023; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial Business Combination by October 30, 2023, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” exclusive of U.S. government securities and cash items on an unconsolidated basis. Our business is to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, on September 22, 2022, we liquidated our remaining portfolio of investments held in the Trust Account and converted it into cash held in the Trust Account. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by October 30, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial Business Combination by October 30, 2023, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

If we have not consummated an initial Business Combination by October 30, 2023, our public shareholders may be forced to wait beyond this date before redemption from our trust account.

If we have not consummated an initial Business Combination by October 30, 2023, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond October 30, 2023 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial Business Combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Our amended and restated memorandum and articles of association will authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of December 31, 2022, there were 7,399,446 and 15,187,500 authorized and issued Class A ordinary shares and Class B ordinary shares, respectively, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial Business Combination) at the time of our initial Business Combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

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

On July 13, 2020, our sponsor paid $25,000 to cover certain expenses on our behalf in consideration of 20,125,000 Class B ordinary shares, par value $0.0001. On October 23, 2020, our sponsor surrendered 3,593,750 shares, resulting in an aggregate of 16,531,250 Class B ordinary shares outstanding. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding as of December 31, 2022 and 2021. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to the company by the number of founder shares issued. Founder Shares have been surrendered so as to maintain the number of Founder Shares, on an as converted basis, at 20% of our issued and outstanding ordinary shares. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our sponsor and the Zimmer Entity pursuant to written agreements, purchased an aggregate of 14,150,000 private placement warrants in private placements (13,500,000 simultaneously with the Initial Public Offering and 650,000 additional in connection with the underwriters’ over-allotment option exercise), each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($14,150,000 in the aggregate). If we do not consummate an initial Business Combination by October 30, 2023, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as October 30, 2023 nears, which is the deadline for our consummation of an initial Business Combination.

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

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds, extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants, and, solely with respect to any amendment to the terms of the forward purchase warrants or any provision of the warrant agreement with respect to the forward purchase warrants, 50% of the then-outstanding forward purchase warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business

Combination by October 30, 2023 (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by October 30, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers and directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our sponsor owns, on an as-converted basis, a majority of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this document. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial Business Combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our sponsor.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls in our Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

As a result, included on our balance sheets as of December 31, 2022 and 2021, contained elsewhere in this Annual Report, are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

We identified material weaknesses in our internal control over financial reporting as of December 31, 2022 and 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

As a result of prior material weaknesses and the related restatements to a change in accounting for the Warrants, and the reclassification of Class A ordinary shares as temporary equity outside of permanent, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this filing, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

The failure of Silicon Valley Bank and recent turmoil in the banking industry may negatively impact our business, results of operations and financial condition.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank (“SVB”) and appointed

Federal Deposit Insurance Corporation (the “FDIC”) receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although depositors at SVB received access to their funds, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

The ultimate outcome of these events, and whether further regulatory actions will be taken, cannot be predicted. The extent to which these events impact our search for and completion of a business combination with a target business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning similarly situated financial institutions. In addition, investor concerns regarding the U.S. or international financial systems could impact our potential business targets as they may face a material decline in favorable commercial terms or available funding. This may make it more challenging for us to find a suitable target and complete a business combination. Further, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by these events.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our offices are located at 300 Crescent Court, Suite 1860, Dallas, TX 75201.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our units issued in the Initial Public Offering began trading on the NYSE under the symbol “BOAC.U” on October 27, 2020. Beginning on December 18, 2020, holders of our units could elect to separately trade the shares of Class A ordinary shares and public warrants contained in the units, or continue to trade the units without separating them. On such date, the shares of Class A ordinary shares and public warrants began trading on the NYSE under the symbols “BOAC” and “BOAC WS,” respectively. Each whole public warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per half share, subject to adjustment as described in our final prospectus dated October 27, 2020 related to the Initial Public Offering which was filed with the SEC. Warrants may only be exercised for a whole number of shares of Class A ordinary shares and will become exercisable 30 days after the completion of our Initial Business Combination. Our warrants expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation as described elsewhere in this Annual Report on Form 10-K.

Holders

As of March 24, 2023, there was one holder of record of our units, one holder of record of our separately traded shares of Class A ordinary shares, and there were 3 holders of record of our separately traded public warrants.

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

	10/27/2020	12/31/2022
Bluescape Opportunities Acquisition Corp.	$100.00	$100.25
S&P 500	$100.00	$117.13
Russell 2000	$100.00	$113.72

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

Results of Operations

For the years ended December 31, 2022 and 2021, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination. However, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the year ended December 31, 2022 we had net income of $32.5 million, which consisted primarily of a non-cash gain from the change in fair value of warrant liabilities of $30.4 million.

For the year ended December 31, 2021, we had net income of $50.7 million, which consisted primarily of a non-cash gain from the change in fair value of warrant liabilities of $51.5 million.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, we had approximately $0.6 million and $1.5 million, respectively, in our operating bank account for working capital.

Subsequent to the consummation of the Initial Public Offering and the Private Placement Warrants, our liquidity has been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account of approximately $2.0 million as well as an expense reimbursement of approximately $1.2 million. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

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

Related Party Transactions

Founder Shares

There are 15,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”) outstanding as of December 31, 2022 and 2021. The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A ordinary shares at the time of our Initial Business Combination on a one-for-one basis, subject to adjustments and certain transfer restrictions, as described in more detail below. The Founder Shares will be worthless if we do not complete an initial Business Combination.

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

Private Placement Warrants

We have issued an aggregate of 14,150,000 Private Placement warrants. Each whole Private Placement Warrant is exercisable for one whole share of our Class A ordinary shares at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Initial Business Combination is not completed by October 30, 2023, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Our Sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Forward Purchase Agreements

We also have a forward purchase agreement with the Sponsor providing for the purchase of up to 3,000,000 forward purchase units, and with the Zimmer Entity providing for the purchase of up to 27,000,000 forward purchase units, at a purchase price of $10.00 per unit, in private placements to occur concurrently with the closing of our initial Business Combination. Participation by the Forward

Purchase Agreement providers is discretionary. However, if requested by the Company, and approved by Zimmer Partners’ investment committee, the proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. If we do not consummate an initial Business Combination by October 30, 2023, the private placement warrants will expire worthless.

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

Commitments and Contingencies

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per unit, or $11.5 million in the aggregate paid upon the closing of the Initial Public Offering and an incremental $0.7 million paid upon the Over-Allotment Option exercise (for an aggregate of approximately $12.2 million). In addition, $0.35 per unit, or $21.3 million in the aggregate will be payable to the underwriter for deferred underwriting commissions (inclusive of approximately $1.1 million of incremental deferred commissions related to the Over-Allotment Exercise). The deferred underwriting commissions will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Administrative Support Agreement

We have an agreement through the earlier of our consummation of a Business Combination and our liquidation, to reimburse our Sponsor a total of $10,000 per month for office space, secretarial and administrative services. As of December 31, 2022, we have accrued $30,000 payable to Sponsor which is included in accounts payable and accrued expenses in the accompanying balance sheets.

Risks and Uncertainties

On January 30, 2020, the World Health Organization announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. Additionally, our ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. Our ability to consummate an Initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

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

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Remeasurement adjustments associated with the redeemable shares of Class ordinary shares are excluded from earnings per share as the redemption value approximates fair value. We have not considered the effect of the warrants sold in the initial Public Offering and Private Placement in the calculation of diluted income per share, since the inclusion of such warrants would be anti-dilutive.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Under this guidance, shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 7,399,446 and 60,750,000 Class A ordinary shares subject to possible redemption, respectively, is presented, at redemption value, as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Our warrant agreements between us and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”), include settlement terms and provision related to certain tender offers following a business combination. In consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, we have concluded that such provisions in the Warrant Agreement that relate to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change. The Public Warrants and Private Placement Warrants are not indexed to the Company’s own stock and therefore are accounted for as liabilities and, as the warrants meet the definition of a derivative as contemplated in ASC 815 Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change.

Off-Balance Sheet Arrangements

Under Item 3030(b)(1), a registrant is no longer required to disclose its off-balance-sheet arrangements in a separately caption section; however, in accordance with Instruction 8 to Item 303(b), a registrant must disclose material off-balance-sheet arrangement as part of the Liquidity and Capital resources discussion.

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2022 and 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds or in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. On September 22, 2022, we liquidated our remaining portfolio of investments held in the Trust Account and converted it into cash held in the Trust Account.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the events that led to the Company’s previous restatement of its financial statements as of and for the year ended December 31, 2021, to reclassify the Company’s Derivative Instruments and Temporary Equity, as of December 31, 2022, our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Exchange Act) were not effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022 and 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). The SEC published the SEC Warrant Accounting Statement, which resulted in our reconsideration of the accounting treatment of our Derivative Instruments and the restatement of our financial statements Our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022 and 2021 due to a material weakness in our internal control over financial reporting related to our accounting for warrants in a previous period.

As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods during the period covered by this report were not effective, due to the material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K/A for the year ended December 31, 2021, as filed on April 15, 2022, and due to a material weakness in internal control over financial reporting which resulted in the restatement described in Note 2 of that filing.

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

Changes in Internal Control over Financial Reporting

In light of the restatement of our financial statements included in the Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

In light of the previously noted material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and officers are as follows:

Name	Age	Position
C. John Wilder	64	Executive Chairperson, Non-Independent Director and Chief Executive Officer
Jonathan Siegler	51	President and Chief Operating Officer, Non-independent Director
Tristan Yopp	37	Chief Financial Officer
Curtis Hébert, Jr.	60	Independent Director
Graham van’t Hoff	61	Independent Director
Duncan Palmer	57	Independent Director
Greg Gordon	51	Independent Non-Voting Board Observer

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Class A ordinary shares as of March 24, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A ordinary shares;
●	each of our directors and executive officers; and
●	all our directors and executive officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Class A ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 24, 2023.

On July 13, 2020, our Sponsor purchased 20,125,000 shares of the Company’s Class B ordinary shares for an aggregate price of $25,000. On October 23, 2020, our Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the subsequent underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding as of December 31, 2022 and 2021. On October 27, 2020, the Sponsor transferred 15,000 Founder Shares to each of our independent director nominees, at the original per share purchase price. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments.

Unless otherwise specified, the business address of each person listed below is c/o 300 Crescent Court, Suite 1860, Dallas, TX 75201. Unless otherwise specified, the percentages set forth in the table below are based upon 22,586,946 ordinary shares, which includes 7,399,446 Class A ordinary shares underlying the units sold in our initial public offering, and 15,187,500 Class B ordinary shares outstanding as of March 24, 2023. Class A ordinary shareholders and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided, that holders of our Class B ordinary shares have the right to appoint all of our directors prior to our initial business combination and holders of our Class A ordinary shares are not entitled to vote on the appointment of directors during such time.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares(4)
					Approximate
					Percentage of
					Outstanding
	Number of		Number of		Ordinary
	Shares	Approximate	Shares	Approximate	Shares
	Beneficially	Percentage	Beneficially	Percentage	Beneficially
Name and Address of Beneficial Owner(1)	Owned	of Class	Owned	of Class	Owned
Bluescape Sponsor LLC (Our Sponsor)(2)	—	—	15,142,500	99.7%	67.0%
C. John Wilder(2)	—	—	15,142,500	99.7%	67.0%
Jonathan Siegler	—	—	—	—	—
Tristan Yopp	—	—	—	—	—
Curtis Hébert, Jr.(3)	—	—	15,000	*	*
Graham van’t Hoff(3)	—	—	15,000	*	*
Duncan Palmer(3)	—	—	15,000	*	*
Nomura Holdings, Inc.(4)	945,281	12.8%	—	—	4.2%
All directors and executive officers as a group (6 individuals)(2)	—	—	15,187,500	100.0%	67.2%
*	Less than 1%
(1)	Unless otherwise noted, the business address of each of our shareholders is 300 Crescent Court, Suite 1860, Dallas, TX 75201.
(2)	The shares reported above are held in the name of our Sponsor. Our Sponsor is controlled by Mr. Wilder. Interest shown consists solely of Founder Shares, classified as Class B ordinary shares. Such shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment. Excludes Forward Purchase Shares that will only be issued, if at all, at the time of our initial Business Combination. The business address of our Sponsor is c/o Bluescape Sponsor, LLC, 300 Crescent Court, Suite 1860, Dallas, TX 75201.
(3)	Does not include any shares indirectly owned by this individual as a result of his membership interest in our sponsor. Interest shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment.
(4)	Based upon the Statement on Schedule 13G/A filed by Nomura Holdings, Inc. on February 14, 2023. Consists of Class A ordinary shares underlying units held for the account of Nomura Holdings, Inc. The shares are beneficially owned by Nomura Global Financial Products, Inc. (“NGFP”). NGFP is a wholly owned subsidiary of Nomura Holdings, Inc. Nomura Holdings, Inc. and NGFP, have shared power to vote the Class A ordinary shares beneficially owned by Nomura Holdings, Inc. The address of the business office of each of the Reporting Persons is Worldwide Plaza, 309 West 49th Street, New York, NY, 10019

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 13, 2020, our Sponsor purchased 20,125,000 shares of the Company’s Class B ordinary shares for an aggregate price of $25,000. On October 23, 2020, our Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the subsequent underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding as of December 31, 2022 and 2021. On October 27, 2020, the Sponsor transferred 15,000 Founder Shares to each of our independent director nominees, at the original per share purchase price. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments.

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

We also entered into a forward purchase agreement simultaneously with the closing of our Initial Public Offering with the Sponsor providing for the purchase of up to 3,000,000 forward purchase units, and with the Zimmer Entity providing for the purchase of up to 27,000,000 forward purchase units, at a purchase price of $10.00 per unit, in private placements to occur concurrently with the closing of our initial Business Combination. Participation by the Forward Purchase Agreement providers is discretionary. However, if requested by the Company, and approved by Zimmer Partners’ investment committee, the proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. If we do not consummate an initial Business Combination by October 30, 2023, the private placement warrants will expire worthless.

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

Our Sponsor had agreed to loan us an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to the terms of the Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. We fully repaid the Note on October 30, 2020 and no amounts under the Note were outstanding as of December 31, 2022 or 2021.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our directors and officers, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Our investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any fulltime employees prior to the completion of our initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our sponsor subscribed for founder shares prior to the date of this prospectus and will purchase private placement warrants in a transaction that will close simultaneously with the closing of this offering.
●	Our Sponsor and each member of our management team have entered into an agreement with us pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 30, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations,

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

To further minimize conflicts of interest, we have agreed not to consummate our initial Business Combination with an entity that is affiliated with any of our Sponsor, directors or officers unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or an independent accounting firm that our initial Business Combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our Sponsor, directors or officers, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination. However, the following payments will be made to our Sponsor, directors or officers, or our or their affiliates, none of which may be made from the amounts held in the Trust Account prior to the completion of our initial Business Combination:

●	Repayment of up to $300,000 in loans made to us by our Sponsor (pursuant to the Note, which was repaid in October 2020);
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing our initial Business Combination; and
●	Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our directors and officers to finance transaction costs in connection with an intended initial Business Combination, the terms of which have no been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Marcum LLP (“Marcum”) served as the Company’s independent registered public accounting firm from July 9, 2020 (inception) through December 31, 2022. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum related to audit and review totaled $87,655 and $66,433 for the years ended December 31, 2022 and 2021, respectively. The above amounts include services in connection with interim review procedures and audit services in connection with our Initial Public Offering, as well as attendance at audit committee meetings.

Audit Related Fees

We did not incur any audit-related fees during the years ended December 31, 2022 and 2021.

Tax Fees

We did not incur any fees for tax services during the years ended December 31, 2022 and 2021.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Bluescape Opportunities Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bluescape Opportunities Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the periods ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the periods ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Portland, ME

March 31, 2023

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$553,115	$1,475,194
Prepaid expenses	204,647	203,664
Total current assets	757,762	1,678,858
Cash and investments held in Trust Account	74,408,965	607,783,639
Total Assets	$75,166,727	$609,462,497

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$406,212	$369,953
Total current liabilities	406,212	369,953
Deferred underwriting commissions	21,262,500	21,262,500
Warrant liabilities	7,124,000	37,542,500
Total liabilities	28,792,712	59,174,953

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 7,399,446 and 60,750,000 shares at redemption value as of December 31, 2022 and 2021, respectively	74,408,965	607,783,639

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 0 shares issued and outstanding (excluding 7,399,446 and 60,750,000 shares subject to possible redemption, respectively) as of December 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,187,500 shares issued and outstanding as of December 31, 2022 and 2021	1,519	1,519
Additional paid-in capital	—	—
Accumulated deficit	(28,036,469)	(57,497,614)
Total shareholders’ deficit	(28,034,950)	(57,496,095)
Total Liabilities and Shareholders’ Deficit	$75,166,727	$609,462,497

The accompanying notes are an integral part of these financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
Stock-based compensation expense - Directors	$88,407	$106,088
General and administrative expenses	957,355	853,362
Loss from operations	(1,045,762)	(959,450)
Other income:
Gain, dividends and interest on investments held in Trust Account	3,119,477	181,119
Change in fair value of warrant liabilities	30,418,500	51,507,500
Total other income	33,537,977	51,688,619
Net income	$32,492,215	$50,729,169
Weighted average shares outstanding of Class A ordinary shares	45,987,244	60,750,000
Basic and diluted net income per ordinary share, Class A	$0.53	$0.67
Weighted average shares outstanding of Class B ordinary shares	15,187,500	15,187,500
Basic and diluted net income per ordinary share, Class B	$0.53	$0.67

The accompanying notes are an integral part of these financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	15,187,500	$1,519	$—	$(108,151,752)	$(108,150,233)
Stock-based compensation - Directors	—	—	—	—	106,088	—	106,088
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	—	(106,088)	(75,031)	(181,119)
Net income	—	—	—	—	—	50,729,169	50,729,169
Balance as of December 31, 2021	—	—	15,187,500	$1,519	—	(57,497,614)	(57,496,095)
Stock-based compensation - Directors	—	—	—	—	88,407	—	88,407
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	—	(88,407)	(3,031,070)	(3,119,477)
Net income	—	—	—	—	—	32,492,215	32,492,215
Balance as of December 31, 2022	—	$—	15,187,500	$1,519	$—	$(28,036,469)	$(28,034,950)

The accompanying notes are an integral part of these financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$32,492,215	$50,729,169
Adjustments to reconcile net income to net cash used in operating activities:
Gain, dividends and interest on investments held in Trust Account	(3,119,477)	(181,119)
Stock-based compensation - Directors	88,407	106,088
Change in fair value of warrant liabilities	(30,418,500)	(51,507,500)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	36,259	(466,036)
Prepaid expenses	(983)	107,193
Net cash used in operating activities	(922,079)	(1,212,205)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to redeeming shareholders	536,494,151	—
Net cash provided by investing activities	536,494,151	—

Cash Flows From Financing Activities:
Redemption of Class A ordinary shares	(536,494,151)	—
Net cash (used in) financing activities	(536,494,151)	—

Net change in cash	(922,079)	(1,212,205)

Cash - beginning of the period	1,475,194	2,687,399
Cash - end of the period	$553,115	$1,475,194

Supplemental disclosure of noncash investing and financing activities:
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	$3,119,477	$181,119

The accompanying notes are an integral part of these financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022 and 2021, the Company had not commenced any operations. During the years ended December 31, 2022 and 2021, our activity has been limited to the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments on cash and cash equivalents in the Trust Account (as defined below).

On July 13, 2020, Bluescape Sponsor LLC (the “Sponsor”) purchased 20,125,000 shares of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000. On October 23, 2020, the Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting in 15,187,500 Founder Shares outstanding as of December 31, 2022 and 2021. The 15,187,500 Founder Shares outstanding will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7.

On September 22, 2022, the Company’s shareholders held a meeting and approved and adopted an amendment to its Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from October 30, 2022 to October 30, 2023 (the “Extension”). In connection with the Extension, shareholders holding 53,350,554 shares of the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account (as defined below) at a redemption price of approximately $10.06 per share. As a result, on September 22, 2022 $536,494,151 in cash was removed from the Trust Account to pay such holders.

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

At December 31, 2022 and 2021, cash of $553,115 and $1,475,194, respectively, was held outside of the Trust Account (as defined below) for working capital purposes.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Going Concern

As of December 31, 2022, the Company had $553,115 in its operating bank account for working capital. The Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2022 and 2021.

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

The Company’s warrant agreements, dated as of October 27, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”), include settlement terms and provision related to certain tender offers following a business combination. In consideration of the guidance in Accounting Standards Codification 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, the Company has concluded that such provisions in the Warrant Agreement that relate to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change. The Public Warrants and Private Placement Warrants are not indexed to the Company’s own stock and therefore are accounted for as liabilities and, as the warrants meet the definition of a

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

derivative as contemplated in ASC 815 Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Remeasurement adjustments associated with the redeemable shares of Class ordinary shares are excluded from earnings per share as the redemption value approximates fair value. The Company has not considered the effect of the warrants sold in the initial Public Offering and Private Placement in the calculation of diluted net income per share, since the inclusion of such warrants would be anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flow. As of December 31, 2022 and 2021, the Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such account.

Cash and Investments Held in Trust Account

Prior to September 22, 2022, the Company’s portfolio of investments held in the Trust Account were comprised solely of a money market investment fund invested solely in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities were presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities were included in gain, dividends and interest on investments held in Trust Account in the accompanying statements of operations. The fair value for trading securities was determined using quoted market prices in active markets. As of December 31, 2021, the Company’s portfolio of investments held in Trust Account was comprised solely of U.S. treasury bills. On September 22, 2022, the Company liquidated its portfolio of investments held in the Trust Account and converted it into cash held in the Trust Account.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity. Under this guidance, shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 7,399,446 and 60,750,000 Class A ordinary shares subject to possible redemption, respectively, is presented, at redemption value, as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company as is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. The Company has no offices or employees in the Cayman Islands. Gross income earned by BOAC in 2022 was passive investment income in the form of interest. The mere earning of passive investment income is insufficient to cause BOAC, as a foreign corporation, to be considered to be engaged in a U.S. Trade or Business and interest paid by a U.S. banking institution to a foreign corporation that is not effectively connected income is exempt from U.S. income tax. Therefore BOAC is not subject to U.S. or Cayman Islands income taxes. As such, the Company’s tax provision was zero for the period presented.

Stock-based Compensation

On October 27, 2020, the Sponsor granted 15,000 Founder Shares (Class B ordinary shares) to each of the Company’s independent director nominees vesting 33.33% on grant date, 33.33% after one year from the date of the Initial Public Offering, and 33.34% after two years from the date of the Initial Public Offering. Share-based compensation expense is measured at the grant date,

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

based on the fair value of the award. Total grant date fair value of the award at the Initial Public Offering was determined to be $318,265 and is recognized over the participant’s requisite service period. The Company recognized $88,407 and $106,088 of stock-based compensation expense related to the awards in 2022 and 2021, respectively.

Recent Accounting Standards

In August 2020, FASB issued Accounting Standards Update 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 was effective January 1, 2022. The Company adopted the new guidance effective January 1, 2022. The adoption of ASU 2020-06 did not have a material impact to the Company.

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

Note 4 - Private Placement

Simultaneously with the closing of the Initial Public Offering during the year ended December 31, 2020, the Sponsor and the Zimmer Entity purchased, severally and not jointly, 13,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $13,500,000.

On November 12, 2020, simultaneously with the exercise of the over-allotment option, the Sponsor and the Zimmer Entity purchased, severally and not jointly, 650,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $650,000 and resulting in an aggregate of 14,150,000 Private Placement Warrants.

Each Private Placement Warrant is exercisable to purchase one share of Class A ordinary shares at a price of $11.50 per share. There are no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants. The Private Placement Warrants are exercisable on a cashless basis and are non-redeemable (except as described under Redemption of

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Administrative Support Agreement

Commencing on the effective date of the Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying such administrative support fees. As of December 31, 2022, the Company accrued $30,000 payable to Sponsor which is included in accounts payable and accrued expenses in the accompanying balance sheets.

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

DECEMBER 31, 2022

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

entitled to a deferred fee of $0.35 per Unit, or $21,262,500 in the aggregate including the partially exercised underwriters’ over-allotment option. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.

Note 7 - Shareholders’ Deficit

Preferred Shares

The Company is authorized to issue 5,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 7,399,446 and 60,750,000 shares of Class A ordinary shares subject to possible redemption, respectively, which are presented in temporary equity.

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Founder Shares”). Holders of Founder Shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 15,187,500 shares of Class B ordinary shares issued and outstanding. The Company originally issued 20,125,000 Founder Shares. On October 23, 2020, the Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis. Holders of Founder Shares will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A ordinary shares and Founder Shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Note 9 - Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the initial Public Offering and Private Placement in the calculation of diluted net income per share, since the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Year Ended December 31,
	2022	2021
Class A ordinary shares subject to possible redemption
Numerator: Net income allocated to Class A ordinary shares subject to possible redemption	$24,425,561	$40,583,335
Denominator: Weighted average Class A ordinary shares subject to possible redemption outstanding	45,987,244	60,750,000
Basic and diluted net income per Class A ordinary share, subject to possible redemption	$0.53	$0.67

Class B non-redeemable ordinary shares
Numerator: Net income	$32,492,215	$50,729,169
Net income allocated to Class A ordinary shares subject to possible redemption	(24,425,561)	(40,583,335)
Net income allocated to Non-redeemable Class B shares	8,066,654	$10,145,834
Denominator: Weighted average Non-redeemable Class B ordinary shares outstanding	15,187,500	15,187,500
Basic and diluted net income per Non-redeemable Class B ordinary share	$0.53	$0.67

Note 10 – Fair Value Measurements

The fair value of the Company’s assets and liabilities which qualify as financial instruments approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. As of December 31, 2022 and 2021, the carrying values of cash and accounts payable approximate their fair values. Certain other assets and liabilities, such as those below, are measured at fair value on a recurring basis.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted	Significant	Significant
	Prices In	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2022
Liabilities:
Private Placement Warrants(1)	—	—	$2,264,000
Public Warrants(1)	$4,860,000	—	—
As of December 31, 2021
Assets:
Investments held in Trust Account	$607,783,639	—	—
Liabilities:
Private Placement Warrants(1)	—	—	$12,027,500
Public Warrants(1)	$25,515,000	—	—
(1)	Measured at fair value on a recurring basis.

There were no transfers into or out of Levels 2 or 3 during the years ended December 31, 2022 and 2021.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The key inputs into the Monte Carlo simulation model for the Private Placement and Public Warrants were as follows at initial measurement:

	December 31,
Input	2022	2021
Risk-free interest rate	4.16%	1.33%
Expected term (years) (1)	3.5	6
Expected volatility	2.8%	15%
Exercise price	$11.50	$11.50
(1)	Expected term (years) utilized in December 31, 2022 valuation was adjusted to reflect the probability of failing to complete a de-SPAC transaction. Probability assessment was as of the December 31, 2022 valuation date.

The Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of December 31, 2022 and 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BOAC.WS. The Company determined the fair value of the Private Placement Warrants using a Monte Carlo simulation model. As such, the Private Placement Warrants are classified as Level 3 as of December 31, 2022 and 2021.

As of December 31, 2022, the Private Placement Warrants and Public Warrants were valued at $0.16 and $0.16 per warrant, respectively. As of December 31, 2021, the Private Placement Warrants and Public Warrants were valued at $0.85 and $0.84 per warrant, respectively.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$28,300,000	$60,750,000	$89,050,000
Change in valuation inputs or other assumptions(1)	(16,272,500)	(35,235,000)	(51,507,500)
Fair value as of December 31, 2021	12,027,500	25,515,000	37,542,500
Change in valuation inputs or other assumptions(1)	(9,763,500)	(20,655,000)	(30,418,500)
Fair value as of December 31, 2022	$2,264,000	$4,860,000	$7,124,000
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the statements of operations.

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

(b)Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (1)

3.2	Amendment to Amended and Restated Memorandum and Articles of Association (4)

4.1	Warrant Agreement, dated October 27, 2020, by and between Continental Stock Transfer & Trust Company and the Company (1)

4.2*	Description of Securities

10.1	Private Placement Warrants Purchase Agreement, dated October 27, 2020, by and between the Company, the Sponsor and the Zimmer Entity (1)

10.2	Investment Management Trust Agreement, dated October 27, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant (1)

10.3

Amendment No. 1, dated as of September 22, 2022, to the Investment Management Trust Agreement, dated as of October 27, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee (4)

10.4	Registration and Shareholder Rights Agreement, dated October 27, 2020, by and among the Company, the Sponsor and certain other equity holders named therein (1)

10.5	Letter Agreement, dated October 27, 2020, by and among the Company, the Sponsor and the Company’s officers and directors (1)

10.6	Administrative Services Agreement, dated October 27, 2020, by and between the Company and the Sponsor (1)

10.7	Forward Purchase Agreement, dated October 27, 2020, by and between the Company and the Sponsor (1)

10.8	Forward Purchase Agreement, dated October 27, 2020, by and between the Company and the Zimmer Entity (1)

10.9	Form of Indemnity Agreement (3)

10.10	Promissory Note, dated as of July 13, 2020, between the Registrant and the Sponsor (2)

10.11	Securities Subscription Agreement, dated July 10, 2020, between the Registrant and the Sponsor (2)

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2020
(2)	Incorporated by reference from Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-248551) filed with the SEC on September 8, 2020
(3)	Incorporated by reference from Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-248551) filed with the SEC on October 27, 2020
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2022
*	Filed herewith.
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

Dated: March 31, 2023	By:	/s/ C. John Wilder
	Name:	C. John Wilder
	Title:	Chief Executive Officer

Dated: March 31, 2023	By:	/s/ Tristan Yopp
	Name:	Tristan Yopp
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ C. John Wilder	Chief Executive Officer and Chairman of the Board	March 31, 2023
C. John Wilder

/s/ Tristan Yopp	Chief Financial Officer	March 31, 2023
Tristan Yopp	(Principal Financial and Accounting Officer)

/s/ Jonathan Siegler	Chief Operating Officer and Director	March 31, 2023
Jonathan Siegler

/s/ Curtis Hébert, Jr.	Director	March 31, 2023
Curtis Hébert, Jr.

/s/ Graham van’t Hoff	Director	March 31, 2023
Graham van’t Hoff

/s/ Duncan Palmer	Director	March 31, 2023
Duncan Palmer