Form 10-K/A
period 2022-12-31
Bluescape Opportunities Acquisition Corp.
filed 2023-07-14
CIK 1818089

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

EXPLANATORY NOTE

Bluescape Opportunities Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend certain items in its Annual Report on Form 10-K as of December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original 10-K”).

Items Amended

The following items are amended in this Amendment: Exhibits 31.1 and 31.2. Such Exhibits have been amended to include language prescribed by Item 601(b)(31)(i) of Regulation S-K in paragraphs 4 and 4(b) that was inadvertently omitted in the Original 10-K. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1, and 32.2.

Except as described above, this Amendment does not amend, update or change other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to filing of the Original 10-K.

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

DECEMBER 31, 2022

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

DECEMBER 31, 2022

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

DECEMBER 31, 2022

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

DECEMBER 31, 2022

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

DECEMBER 31, 2022

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Dated:July 14, 2023	By:	/s/ C. John Wilder
	Name:	C. John Wilder
	Title:	Chief Executive Officer

Dated: July 14, 2023	By:	/s/ Tristan Yopp
	Name:	Tristan Yopp
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ C. John Wilder	Chief Executive Officer and Chairman of the Board	July 14, 2023
C. John Wilder

/s/ Tristan Yopp	Chief Financial Officer	July 14, 2023
Tristan Yopp	(Principal Financial and Accounting Officer)

/s/ Jonathan Siegler	Chief Operating Officer and Director	July 14, 2023
Jonathan Siegler

/s/ Curtis Hébert, Jr.	Director	July 14, 2023
Curtis Hébert, Jr.

/s/ Graham van’t Hoff	Director	July 14, 2023
Graham van’t Hoff

/s/ Duncan Palmer	Director	July 14, 2023
Duncan Palmer