Form 10-Q
period 2023-06-30
Bluescape Opportunities Acquisition Corp.
filed 2023-08-14
CIK 1818089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, 7,399,446 Class A ordinary shares, par value $0.0001 per share, and 15,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
		(Audited)
Assets:
Current assets:
Cash	$368,187	$553,115
Prepaid expenses	159,181	204,647
Total current assets	527,368	757,762
Cash and investments held in Trust Account	74,408,965	74,408,965
Total Assets	$74,936,333	$75,166,727

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$560,313	$406,212
Total current liabilities	560,313	406,212
Deferred underwriting commissions	21,262,500	21,262,500
Warrant liabilities	2,226,250	7,124,000
Total liabilities	24,049,063	28,792,712

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 7,399,446 shares at redemption value as of June 30, 2023 and December 31, 2022	74,408,965	74,408,965

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 0 shares issued and outstanding (excluding 7,399,446 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,187,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1,519	1,519
Additional paid-in capital	—	—
Accumulated deficit	(23,523,214)	(28,036,469)
Total shareholders’ deficit	(23,521,695)	(28,034,950)
Total Liabilities and Shareholders’ Deficit	$74,936,333	$75,166,727

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Share-based compensation expense - Directors	$—	$26,522	$—	$53,044
General and administrative expenses	218,002	156,630	384,495	286,355
Loss from operations	(218,002)	(183,152)	(384,495)	(339,399)
Other income (expense):
Gain, dividends and interest on investments held in Trust Account	—	420,464	—	430,130
Change in fair value of warrant liabilities	4,452,500	5,929,750	4,897,750	28,192,250
Total other income, net	4,452,500	6,350,214	4,897,750	28,622,380
Net income	$4,234,498	$6,167,062	$4,513,255	$28,282,981
Weighted average shares outstanding of Class A ordinary shares	7,399,446	60,750,000	7,399,446	60,750,000
Basic and diluted net income per share, Class A	$0.19	$0.08	$0.20	$0.37
Weighted average shares outstanding of Class B ordinary shares	15,187,500	15,187,500	15,187,500	15,187,500
Basic and diluted net income per share, Class B	$0.19	$0.08	$0.20	$0.37

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Six months ended June 30, 2023
	Ordinary Shares
			Class B Ordinary
	Class A Ordinary Shares		Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	—	$—	15,187,500	$1,519	$—	$(28,036,469)	$(28,034,950)
Net income	—	—	—	—	—	278,757	278,757
Balance – March 31, 2023	—	—	15,187,500	1,519	—	(27,757,712)	(27,756,193)
Net income	—	—	—	—	—	4,234,498	4,234,498
Balance – June 30, 2023	—	$—	15,187,500	$1,519	$—	$(23,523,214)	$(23,521,695)

	Six months ended June 30, 2022
	Ordinary Shares
			Class B Ordinary
	Class A Ordinary Shares		Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	15,187,500	$1,519	$—	$(57,497,614)	$(57,496,095)
Share-based compensation – Directors	—	—	—	—	26,522	—	26,522
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	—	(26,522)	16,856	(9,666)
Net income	—	—	—	—	—	22,115,919	22,115,919
Balance – March 31, 2022	—	—	15,187,500	1,519	$—	(35,364,839)	(35,363,320)
Share-based compensation - Directors	—	—	—	—	26,522	—	26,522
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	—	(26,522)	(393,942)	(420,464)
Net income	—	—	—	—	—	6,167,062	6,167,062
Balance – June 30, 2022	—	$—	15,187,500	$1,519	$—	$(29,591,719)	$(29,590,200)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$4,513,255	$28,282,981
Adjustments to reconcile net income to net cash used in operating activities:
Gain, dividends and interest on investments held in Trust Account	—	(430,130)
Share-based compensation - Directors	—	53,044
Change in fair value of warrant liabilities	(4,897,750)	(28,192,250)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	154,101	(233,384)
Prepaid expenses	45,466	45,391
Net cash used in operating activities	$(184,928)	$(474,348)

Net change in cash	(184,928)	(474,348)

Cash - beginning of the period	553,115	1,475,194
Cash - end of the period	$368,187	$1,000,846

Supplemental disclosure of noncash investing and financing activities:
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	$—	$430,130

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from July 9, 2020 (inception) through June 30, 2023 was related to the Company’s formation, the initial public offering (the “Initial Public Offering”) further described below. Since such offering, our activity has been limited to the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest.

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

On July 13, 2020, Bluescape Sponsor LLC (the “Sponsor”) purchased 20,125,000 shares of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000. On October 23, 2020, the Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting in 15,187,500 Founder Shares outstanding as of June 30, 2023 and December 31, 2022. The 15,187,500 Founder Shares outstanding will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7.

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

JUNE 30, 2023

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

JUNE 30, 2023

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

JUNE 30, 2023

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

Going Concern

As of June 30, 2023, the Company had $368,187 in its operating bank account for working capital. The Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination.

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

JUNE 30, 2023

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through October 30, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2023 or December 31, 2022.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flow. As of June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such account.

Cash and Investments Held in Trust Account

Prior to September 22, 2022, the Company’s portfolio of investments held in the Trust Account were comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities were presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gain, dividends and interest on investments held in Trust Account in the accompanying statements of operations. The fair value for trading securities was determined using quoted market prices in active markets. As of June 30, 2023 and December 31, 2022, the Company’s portfolio of investments held in the Trust Account was comprised solely of cash.

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

JUNE 30, 2023

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

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

As of June 30, 2023 and December 31, 2022, 7,399,446 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

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

There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

JUNE 30, 2023

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

Administrative Support Agreement

Commencing on the effective date of the Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying such administrative support fees. As of June 30, 2023 and December 31, 2022, the Company accrued $90,000 and $30,000 payable to Sponsor, respectively, which is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

JUNE 30, 2023

The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Shareholders’ Deficit

Preferred Shares

The Company is authorized to issue 5,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 7,399,446 shares of Class A ordinary shares subject to possible redemption, which are presented in temporary equity.

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Founder Shares”). Holders of Founder Shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 15,187,500 shares of Class B ordinary shares issued and outstanding. The Company originally issued 20,125,000 Founder Shares. On October 23, 2020, the Sponsor surrendered 3,593,750 Founder Shares, resulting in an aggregate of 16,531,250 Founder Shares. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting 15,187,500 Founder Shares outstanding. The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis. Holders of Founder Shares will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A ordinary shares and Founder Shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

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

JUNE 30, 2023

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

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	Three months ended
	June 30,
	2023	2022
Class A ordinary shares subject to possible redemption
Numerator: Net income allocable to Class A ordinary shares subject to possible redemption	$1,387,214	$4,933,650
Denominator: Weighted average ordinary shares subject to possible redemption outstanding	7,399,446	60,750,000
Basic and diluted net income per Class A ordinary share, subject to possible redemption	$0.19	$0.08

Class B non-redeemable ordinary shares
Numerator: Net income	$4,234,498	$6,167,062
Net income allocable to Class A ordinary shares subject to possible redemption	(1,387,214)	(4,933,650)
Net income allocable to non-redeemable Class B shares	$2,847,283	$1,233,412
Denominator:
Weighted average Class B non-redeemable ordinary shares outstanding	15,187,500	15,187,500
Basic and diluted net income per Class B non-redeemable ordinary share	$0.19	$0.08

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

	Six months ended
	June 30,
	2023	2022
Class A ordinary shares subject to possible redemption
Numerator: Net income allocable to Class A ordinary shares subject to possible redemption	$1,478,535	$22,626,385
Denominator: Weighted average ordinary shares subject to possible redemption outstanding	7,399,446	60,750,000
Basic and diluted net income per Class A ordinary share, subject to possible redemption	$0.20	$0.37

Class B non-redeemable ordinary shares
Numerator: Net income	$4,513,255	$28,282,981
Net income allocable to Class A ordinary shares subject to possible redemption	(1,478,535)	(22,626,385)
Net income allocable to non-redeemable Class B shares	$3,034,720	$5,656,596
Denominator:
Weighted average Class B non-redeemable ordinary shares outstanding	15,187,500	15,187,500
Basic and diluted net income per Class B non-redeemable ordinary share	$0.20	$0.37

Note 10 — Fair Value Measurements

The fair value of the Company’s assets and liabilities which qualify as financial instruments approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature. As of June 30, 2023 and December 31, 2022, the carrying values of cash and accounts payable approximate their fair values. Certain other assets and liabilities, such as those below, are measured at fair value on a recurring basis.

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted	Significant	Significant
	Prices In	Other	Other
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2023
Liabilities:
Private Placement Warrants(1)	—	—	$707,500
Public Warrants(1)	$1,518,750	—	—
As of December 31, 2022
Liabilities:
Private Placement Warrants(1)	—	—	$2,264,000
Public Warrants(1)	$4,860,000	—	—
(1)	Measured at fair value on a recurring basis

The measurement of the Public Warrants as of June 30, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker BOAC.WS. There were no transfers into or out of Levels 2 or 3 during the three or six months ended June 30, 2023.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the unaudited condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

BLUESCAPE OPPORTUNITIES ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows:

	June 30,	December 31,
Input	2023	2022
Risk-free interest rate	4.62%	4.16%
Expected term (years)(1)	2.67	3.5
Expected volatility	1.8%	2.8%
Exercise price	$11.50	$11.50
(1)	Expected term (years) utilized in June 30, 2023 and December 31, 2022 valuations was adjusted to reflect the probability of failing to complete a de-SPAC transaction. Probability assessment was as of the June 30, 2023 and December 31, 2022 valuation dates.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$2,264,000	$4,860,000	$7,124,000
Changes in fair value	(141,500)	(303,750)	(445,250)
Fair value as of March 31, 2023	$2,122,500	$4,556,250	$6,678,750
Changes in fair value	(1,415,000)	(3,037,500)	(4,452,500)
Fair value as of June 30, 2023	$707,500	$1,518,750	$2,226,250

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$12,027,500	$25,515,000	$37,542,500
Changes in fair value	(7,075,000)	(15,187,500)	(22,262,500)
Fair value as of March 31, 2022	$4,952,500	$10,327,500	$15,280,000
Changes in fair value	(1,981,000)	(3,948,750)	(5,929,750)
Fair value as of June 30, 2022	$2,971,500	$6,378,750	$9,350,250

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

Results of Operations

Our activity from January 1, 2023 through June 30, 2023 has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination. However, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $4.2 million which consisted of a non-cash gain of $4.5 million from the change in fair value of Warrant liabilities, partially offset by $0.2 million in general and administrative costs.

For the six months ended June 30, 2023, we had net income of $4.5 million which consisted of a non-cash gain of $4.9 million from the change in fair value of Warrant liabilities, partially offset by $0.4 million in general and administrative costs.

Liquidity and Capital Resources

As of June 30, 2023, we had approximately $0.4 million in our operating bank account for working capital.

Subsequent to the consummation of the Initial Public Offering and the Private Placement Warrants, our liquidity has been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account of approximately $2.0 million as well as an expense reimbursement of approximately $1.2 million. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Related Party Transactions

Founder Shares

On July 13, 2020, our sponsor paid $25,000, to cover certain expenses on our behalf in consideration of 20,125,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On October 23, 2020, our sponsor surrendered 3,593,750 shares, resulting in an aggregate of 16,531,250 Class B ordinary shares outstanding. As a result of the underwriters’ election to partially exercise their over-allotment option, 1,343,750 additional Founder Shares were forfeited, resulting in 15,187,500 Founder Shares outstanding as of June 30, 2023. Prior to the initial investment in the Company of $25,000 by the sponsor, the Company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the Company by the number of founder shares issued. The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into shares of Class A ordinary shares at the time of our Initial Business Combination on a one-for-one basis, subject to adjustments and certain transfer restrictions, as described in more detail below. On October 27, 2020, the Sponsor transferred 15,000 Founder Shares to each of our independent director nominees, at the original per share purchase price. The Founder Shares will be worthless if we do not complete an initial Business Combination.

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

Administrative Support Agreement

We entered into an agreement, commencing on October 30, 2020 through the earlier of our consummation of a Business Combination and our liquidation, to reimburse our Sponsor a total of $10,000 per month for office space, secretarial and administrative services. As of June 30, 2023 and December 31, 2022, we have accrued $90,000 and $30,000 payable to Sponsor, respectively, which is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Under this guidance, shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023, 7,399,446 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, we were not subject to any market or interest rate risk.We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed on March 31, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Part I., Item 1A., Risk Factors, of our Annual Report filed on June 30, 2023, for the year ended December 31, 2022.

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

Date: August 14, 2023	By:	/s/ C. John Wilder
	Name:	C. John Wilder
	Title:	Chief Executive Officer

Date: August 14, 2023	By:	/s/ Tristan Yopp
	Name:	Tristan Yopp
	Title:	Chief Financial Officer